Form 10QSB
period 1995-09-30
SUMMA VEST INC
filed 1996-11-15
CIK 780882

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                          Commission File No. 33-1210-D


                                SUMMA VEST, INC.
                 (Name of Small Business Issuer in its Charter)


             UTAH                                          87-042552
(State or Other Jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)


                         1787 East Ft. Union Blvd., #106
                           Salt Lake City, Utah 84121
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801) 942-7722


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes       No  X           (2)  Yes  X    No
        ----     ----                  ----      ----

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None; Not Applicable.

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                November 8, 1996

                                    325,198*

     *Reflects a 350 for 1 reverse split of the outstanding voting securities effective November 5, 1996, while retaining the authorized capital at $50,000 divided into 50,000,000 shares of one mill ($0.001) par value common voting stock, and with appropriate adjustments in the stated capital and capital surplus accounts of the Company.



PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                                SUMMA VEST, INC.
                                  BALANCE SHEET
                               September 30, 1995

                                                                         9/30/95
                                                                       [Unaudited]
ASSETS

      Assets                                                       $                0
                                                                     -----------------

TOTAL ASSETS                                                       $                0
                                                                     =================

LIABILITIES & EQUITY
      Current Liabilities                                          $           23,372
      Loans from Shareholders                                                   1,147

TOTAL LIABILITIES                                                  $           24,519
                                                                     -----------------

EQUITY
      Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued
         and outstanding 18,154,000 shares                         $           18,154
      Additional paid in capital                                              304,018
      Accumulated Deficit                                                    (346,691)
                                                                     -----------------
      Stockholders' Deficit                                                   (24,519)

           Total Liabilities and Stockholders' Deficit             $                0
                                                                     =================

     Note   to   Financial   Statements:
     -----------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 3(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.



                                SUMMA VEST, INC.
                             STATEMENT OF OPERATIONS
For the Three-Month and Nine-Month Periods Ended September 30, 1995 and September 30, 1994

                                                      Three Months      Three Months       Nine Months       Nine Months
                                                        Ended             Ended              Ended              Ended
                                                       9/30/95           9/30/94            9/30/95            9/30/94
                                                   ----------------   ---------------   ----------------   ----------------
                                                      [Unaudited]        [Unaudited]       [Unaudited]       [Unaudited]

REVENUE:

     Revenues from operations                    $               0  $              0  $               0  $               0
                                                   ----------------   ---------------   ----------------   ----------------

NET REVENUE                                                      0                 0                  0                  0

OPERATING EXPENSES
     Professional Expenses                       $             375  $              0  $             375  $               0

                                                   ----------------   ---------------   ----------------   ----------------
TOTAL OPERATING EXPENSES
         Net Income Before Taxes                              (375)                0               (375)                 0

         Income taxes                                          166               274                166                274
                                                   ----------------   ---------------   ----------------   ----------------

         Net Loss                                $            (541) $           (274) $            (541) $            (274)
                                                   ================   ===============   ================   ================

Loss per share                                   $           (0.01) $          (0.01) $           (0.01) $           (0.01)
                                                   ================   ===============   ================   ================

Weighted Average Shares Outstanding                     18,154,000        18,154,000         18,154,000         18,154,000
                                                   ================   ===============   ================   ================


                                SUMMA VEST, INC.
                            STATEMENTS OF CASH FLOWS
 For the Nine-Month and Three-Month Periods Ended September 30, 1995 and September 30, 1994

                                                               Nine Months           Nine Months       Three Months     Three Months
                                                                  Ended                 Ended             Ended            Ended
                                                                 9/30/95               9/30/94           9/30/95          9/30/94
                                                             -----------------     ----------------   --------------   -------------
                                                               [Unaudited]           [Unaudited]        [Unaudited]     [Unaudited]


Cash Flows Used For Operating Activities
------------------------------------------------------
Net Loss                                                   $             (541)   $            (274)   $         (541)  $       (274)
Adjustments to reconcile net income
   to net cash used for operating
  activities:
        Expenses Paid by Shareholder                                      541                  274               541            274
                                                             -----------------     ----------------      -------------   -----------
            Net Cash Used For Operating Activities                          0                    0                 0              0

Cash Flows Provided by Financing Activities
------------------------------------------------------

Net Increase In Cash/(Loss) In Cash                                         0                    0                 0              0

Beginning Cash                                                              0                    0                 0              0
                                                             -----------------     ----------------     --------------   -----------

Ending Cash                                                $                0    $               0    $            0    $         0
                                                             =================     ================     ==============   ===========


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 1995, or since December 30, 1993. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Nevada and keeping its reports "current" with the Securities and Exchange Commission. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations.

     The Company has had no operations since December, 1993. During the quarterly period covered by this Report, the Company received no revenue and had $541 in expenses that were paid by a shareholder. The Company currently has no liquidity.


PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable.

Item 3.Defaults Upon Senior Securities.

None; not applicable.


Item 4.Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders of the Company during the period covered by this Report, whether through the solicitation of proxies or otherwise.

Item 5.Other Information.

None; not applicable.

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

None.

(b)Reports on Form 8-K.

None.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SUMMA VEST, INC.



Date: November 13, 1996          By /s/ CHRISTOPHER D. EARL
                                 --------------------------
                                   Christopher D. Earl, Director and President



Date: November 13, 1996          By /s/ JEFFREY D. JENSON
                                 ------------------------
                                   Jeffrey D. Jenson, Director and Secretary/
                                                                   Treasurer