Form 10KSB
period 1995-12-31
SUMMA VEST INC
filed 1996-11-15
CIK 780882

U. S. Securities and Exchange Commission
                                    Washington, D.C. 20549

                                         FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to
                                       ---------    ---------

                          Commission File No. 33-1210-D

                                SUMMA VEST, INC.
                 (Name of Small Business Issuer in its Charter)

             UTAH                                      87-042552
State or Other Jurisdiction of               (I.R.S. Employer I.D. No.)
incorporation or organization)

                        1787 East Ft. Union Blvd., #106
                          Salt Lake City, Utah  84121
                    (Address of Principal Executive Offices)

                   Issuer's Telephone Number:  (801) 942-7722


                              1011 East 4800 South
                              Salt Lake City, Utah
        (Former Name or Former Address, if changed since last Report)


Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities  Registered  under  Section  12(g) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes     No X  (2)   Yes X   No
         ---    ---          ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
December 31, 1995 - $ - 0 -

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     November 8, 1996 - $45.62 There are approximately 45,621 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share. See Item I, Part I of this Report.


                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

Not Applicable.


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                November 8, 1996

                                    325,198*

     *Reflects a 350 for 1 reverse split of the outstanding voting securities of the Company effective November 5, 1996, while retaining the authorized capital at $50,000 divided into 50,000,000 shares of $0.001 par value common voting stock, and with appropriate adjustments in the stated capital and capital surplus accounts of the Company.


DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.


Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                    PART I

Item 1.  Description of Business.

Business Development
--------------------

     Summa Vest, Inc. (the "Company" or "Summa Vest") was organized under the laws of the State of Utah on July 22, 1985. A copy of the original Articles of Incorporation, as filed with the Secretary of State of Utah on July 22, 1985, is attached hereto and incorporated herein by reference. See the Exhibit Index,
Item 13, Part III, of this Report. The purpose of Company was to create a capital resource fund to seek, investigate and acquire or enter into a favorable business opportunity. Capitalization was established and remains at 50,000,000 shares of authorized common stock with a par value of $0.001 per share.

     The Company filed an S-18 Registration statement with the Securities and Exchange Commission and pursuant to a Prospectus dated January 29, 1986, offered securities on a "minimum-maximum" basis for the sale of a minimum of $125,000 to a maximum of $250,000 at $0.02 per share. In March, 1986, the Company completed its public offering, after having sold a total of 11,900,000 shares of its common stock, at a total price of $238,000, from which the Company received net proceeds (after expenses and sales commissions estimated at 10%) of approximately $210,000.

     Summa Vest purchased 100% of the assets of Alert Nursing Service in San Diego, California on July 2, 1989. Alert Nursing supplied nurses on a temporary basis to hospitals and nursing homes. Alert Nursing was unprofitable for approximately two years and subsequently ceased operations and has had no operations for more than three years.

     The Company was involuntarily dissolved, on October 1, 1993, for failure to file an annual report with the Department of Commerce of the State of Utah. Jeffrey D. Jenson and Don C. Morrison were appointed to the Board of Directors on December 12, 1994, by Ronald A. Carnago, the sole remaining member of the Board of Directors, and on September 7, 1995, the Company was reinstated with the Secretary of State of Utah. On November 1, 1996, Ronald A. Carnago resigned and Christopher D. Earl was appointed as a director and officer by the remaining Board of Directors.

     On or about November 1, 1996, the Company issued 2,000,000 pre-split shares of "unregistered" and "resticted" common stock to Ronald Carnago for a "Release" of any and all debt obligations the Company owed to him. Ronald A. Carnago had previously served on the Board of Directors and as an officer for the Company from inception through November 1, 1996. Concurently, the Company issued 8,251,818 pre-split shares of "unregistered" and "restricted" common stock to Ralph Brinton for settlement of an action Mr. Brinton had brought against the Company which had been resolved in 1992. An additional 6,601,455 pre-split shares of "unregistered" and "restricted" common stock were also issued to Mr. Brinton for his cooperation with Summa Vest in providing historical information on the Company. Mr. Brinton owns Sigma Medical Services, Inc., who had been a major creditor of Summa Vest.

     The Company then effected a 350 to 1 reverse split of the Company's 33,007,273 shares issued and outstanding, while retaining the present authorized capital and par value, and making appropriate adjustments in the stated capital and additional paid in capital accounts of the Company, with fractional shares being rounded up. The reverse split was effective at the close of business on November 5, 1996. The reverse split was authorized by the Board of Directors at a meeting held on November 1, 1996. All subsequent references to shares of Company stock reflect the aforementioned reverse split.

     On or about  November  5,  1996,  the  Company  issued  225,000  shares  of
"unregistered" and "restricted" securities to Jenson Services, a Utah corporation and consultant to Summa Vest, for expenses incurred related to bringing the Company's financial audits current and other matters concerning the Company's status.

     On or about November 7, 1996, the Company resolved to opt out of the Utah Control Shares Acquisitions Act, Utah Code Annotated Section 61-6-1 by unanimous consent of the Board of Directors, and the Bylaws of the Company were amended accordingly.

Business
--------

     The Company is pesently seeking other opportunities for an acquisition, reorganization or merger candidate.


Risk Factors
-------------

     In any business venture, there are substantial risks specific to the particular enterprise and which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

     Limited Assets; No Source of Revenue. The Company has no assets and has had no revenues since December 1993. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

     Discretionary Use of Proceeds; "Blank Check" Company. Because the Company is not currently engaged in any substantive business activities, as well as management's broad discretion with respect to the acquisition of assets, property or business, the Company may be deemed to be a "blank check" company. Although management intends to apply substantially all of the proceeds that it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any allocation of such proceeds will allow it to achieve its business objectives.

     Absence of Substantive Disclosure Relating to Prospective Acquisitions. Because the Company has not yet identified any assets, property or business that it may potentially acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether or not to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

     Unspecified Industry and Acquired Business; Unascertainable Risks. To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may invest. To the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

     Uncertain Structure of Acquisition. Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because the Company has virtually no resources as of the date of this Report, management expects that any such acquisition would take the form of an exchange of capital stock.

     State Restrictions on "Blank Check" Companies. A total of 36 states prohibit or substantially restrict the registration and sale of "blank check" companies within their borders. Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See Paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. The Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of its securities is limited to those states in which such offerings are allowed. However, these legal restrictions may have a material adverse impact on the Company's ability to raise capital because potential purchasers of the Company's securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of the Company's common stock within the borders of regulating states.

     By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington) place various restrictions on the sale or resale of equity securities of "blank check" or "blind pool" companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

     Further, all states (with the exception of Alabama, Delaware, Florida, Hawaii, Illinois, Minnesota, Nebraska and New York) have adopted some form of the Small Corporate Offering Registration Exemption ("SCOR") program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. States participating in the SCOR program also allow applications for registration of securities by qualification by filing a Form U-7 with the states' securities commissions. In most jurisdictions, "blank check" and "blind pool" companies are not eligible for participation in the SCOR program.

     Management to Devote Insignificant Time to Activities of the Company. Members of the Company's management are not required to devote their full time to the affairs of the Company. Because of their time commitments, as well as the fact that the Company has no business, the members of management anticipate that they will devote an insignificant amount of time to the activities of the Company, at least until such time as the Company has identified a suitable acquisition target.

     No Market for Common Stock; No Market for Shares. Although the Company intends to submit for listing of its common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. See Item 5, Part II, of this Report.

     Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) is an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     There has has not been an "established public market" for the Company's common stock for the past 5 years. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for listing on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD").

     There are presently no market makers for the Company's common stock. In the event that it is unsuccessful, after completing a merger or acquisition transaction, in obtaining a listing on NASDAQ or a national securities exchange, it will seek a securities firm to make a market in its securities. If there is only one market maker in the Company's securities, there is a risk that market maker will dominate the market and set prices that are not based on competitive forces.

     Section 15(g) of the Securities Exchange Act of 1934, as amended,  and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker- dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Item 2.  Description of Property.

     The Company has no property or assets; its principal executive office address and telephone number are the business office address and telephone number of Jenson Services, which are provided at no cost. See Item 1, Part I, of this Report.

Item 3.  Legal Proceedings.

     The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this report or during the previous five calendar years.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information
------------------

     There is no "public market" for shares of common stock of the Company. The Company intends to submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by past or present members of management or others may have a substantial adverse impact on any such public market.

Holders
-------

     The number of record holders of the Company's common stock as of the year ended December 31, 1995, was approximately 320; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past five years, and presently.

Dividends
---------

     There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation
-----------------

     The Company has not engaged in any material operations in the period ending December 31, 1995, or since December 1993. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah, and keeping its reports "current" with the Securities and Exchange Commission. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations
---------------------

          The Company has had no operations since December 1993.


Liquidity
---------

          The Company presently has no assets, cash or otherwise.

Item 7.  Financial Statements.


                                       Summa Vest, Inc.
                                     Financial Statements
                                      December 31, 1995

                             [With Independent Auditors' Report]







                                Summa Vest, Inc.




                                TABLE OF CONTENTS





               Independent Auditors' Report                           1


               Balance Sheet - December 31, 1995                      2


               Statements of Operations for the
               years ended December 31, 1995 and
               December 31, 1994                                      3


               Statements of Stockholders, Deficit for
               the years ended December 31, 1995 and
               December 31, 1994                                      4


               Statements of Cash Flows for the
               years ended December 31, 1995 and
               December 31, 1994                                      5


               Notes to Financial Statements                         6-8

Mantyla, McReynolds
and Associates, C.P.A.'s



                                 Independent Auditors' Report


The Board of Directors and Shareholders
Summa Vest, Inc.


     We have audited the accompanying balance sheet of Summa Vest, Inc. as of December 31, 1995, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1995 and December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statments. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summa Vest, Inc. as of December 31, 1995, and the results of their operations and their cash flows for the years ended December 31, 1995 and December 31, 1994 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Summa Vest, Inc. will continue as a going concern. As discussed in note 2 to the financial statements, the Company has accumulated losses from operations, has no assets, and has a not working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                            /S/ Mantyla, McReynolds & Associates
                                            MANTYLA, McREYNOLDS & ASSOCIATES


Salt Lake City, Utah
November 1, 1996


                                SUMMA VEST, INC.
                                  BALANCE SHEET
                                December 31, 1995


                                          ASSETS
Assets                                                                  $                0
                                                                          -----------------

           Total Assets                                                 $                0
                                                                          =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
      Current Liabilities  (Note 5)                                     $           23,372
      Payable to Stockholders (Note 6)                                               1,147
           Total Liabilities                                            $           24,519
                                                                          -----------------

Stockholders' Deficit:
      Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued
         and outstanding 18,154,000 shares                              $           18,154
      Additional paid in capital                                                   304,018
      Accumulated Deficit                                                         (346,691)
                                                                          -----------------
      Stockholders' Deficit                                                        (24,519)
                                                                          -----------------

           Total Liabilities and Stockholders' Deficit                  $                0
                                                                          =================



                      See accompanying notes to financial statements
                                        2


                                SUMMA VEST, INC.
                             STATEMENT OF OPERATIONS
           For the Years Ended December 31, 1995 and December 31, 1994



                                                             1995                 1994
                                                             ----                 ----
REVENUE:

     Revenues from operations                        $                0   $                0
                                                       -----------------    -----------------

          Total Revenue                                               0                    0

General and Administrative Expenses                                 375                    0
                                                       -----------------    -----------------

          Net Income Before Taxes                                  (375)                   0

          Income taxes                                              166                  274
                                                       -----------------    -----------------

          Net Loss                                   $             (541)  $             (274)
                                                       =================    =================

Loss per share                                       $             (0.01) $            (0.01)
                                                       =================    =================

Weighted Average Shares Outstanding                          18,154,000           18,154,000
                                                       =================    =================


                 See accompanying notes to financial statements


                                SUMMA VEST, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
           For the Years Ended December 31, 1995 and December 31, 1994

                                                        Additional                            Net
                                         Common           Paid in         Accumulated    Stockholders'
                                          Stock           Capital          Deficit          Deficit
                                      --------------   --------------   --------------   --------------

Balance, December 31, 1993          $         18154  $       304,018  $      (345,876) $       (23,704)

Net Income for the year ended
   December 31, 1994                              0                0             (274)            (274)
                                      --------------   --------------   --------------   --------------

Balance, December 31, 1994          $        18,154  $       304,018  $      (346,150) $       (23,978)

Net Loss for the year ended
   December 31, 1995                              0                0             (541)            (541)
                                      --------------   --------------   --------------   --------------

Balance, December 31, 1995          $        18,154  $       304,018  $      (346,691) $       (24,519)
                                      ==============   ==============   ==============   ==============



                 See accompanying notes to financial statements


                                SUMMA VEST, INC.
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1995 and 1994


                                                              1995                 1994
                                                              ----                 ----

Cash Flows Provide by/ (Used for)
     Operating Activities:                             $               0    $              0

Net Loss                                                            (541)               (274)

     Tax and Expenses paid by stockholder                            541                 274
                                                         ----------------     ---------------

Net Cash Used for Operating
    Activities                                                         0                   0
                                                         ----------------     ---------------

Net Increase In Cash                                                   0                   0

Beginning Cash                                                         0                   0
                                                         ----------------     ---------------

Ending Cash                                            $               0    $              0
                                                         ================     ===============

Supplemental Disclosure of Cash Flow Information

Cash paid during the periods for:
    Interest                                           $               0    $              0
                                                         ================     ===============

Taxes                                                  $               0    $              0
                                                         ================     ===============


                 See accompanying notes to financial statements

                                       Summa Vest, Inc.
                                 Notes to Financial Statements
                                       December 31, 1995


Note I    Organization and Summary of Significant Accounting
          Policies

               (a) Organization

               Summa Vest, Inc. [Company] was formed as a Utah corporation on July 22, 1985. The Company operated primarily as a provider of temporary nursing services for several years but has been dormant since 1993.

               The Company was originally organized primarily for raising capital and investigating business opportunities.

               (b) Income Taxes

               Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (the Statement), "Accounting for income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 1995 is $0 due to the valuation allowance established as described below.

               (c) Net income Per Common Share

               Net Income per common share is based on the weighted average number of shares outstanding.

               (d) Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 1995.
                                               6

                                       Summa Vest, Inc.
                                 Notes to Financial Statements
                                       December 31, 1995
                                          [continued]






Note 2       Liquidity

             The Company has accumulated losses through December 31, 1995 amounting to $346,691, has no working capital at December 31, 1995, and does not anticipate generating sufficient cash flows from operations to meet the Company's cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

             Management plans include locating a well-capitalized merger candidate to recommence operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3       Income Taxes

             The Company adopted Statement No. 109 as of January 1, 1993. Prior years' financial statements have not been restated to apply the provisions of Statement No. 109. No provision has been made in the financial statements for income taxes because the company has accumulated substantial losses from operations.

             The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 1995 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.

Note 4       Common Stock

             The Company is obligated to issue 14,853,273 shares of common stock to an individual in the settlement of a dispute, and an additional 2,000,000 shares to a former officer and shareholder. As of December 31, 1995, the shares referred to above have not been issued.

                                       Summa Vest, Inc.
                                 Notes to Financial Statements
                                      December 31, 1995
                                           continued

Note 4    Common Stock (Continued)

               The company has resolved to effect a 350 to 1 reverse split of the 35,007,273 outstanding securities (after issuance of the shares mentioned above), while retaining the present authorized capital and par value, and making appropriate adjustments in the paid-in-capital accounts. Fractional shares will be rounded to the nearest whole share. The effective date of the reverse split will be the close of business, November 5, 1996.

               The Company will then issue 225,000 (post-split) shares of common stock to a consultant as consideration for expenses incurred by the Company but paid by the consultant.

Note 5    Current Liabilities

               As of the balance sheet date, the Company had an outstanding debt to a State Compensation Insurance Fund of California for a disputed claim of $23,037. Subsequent to the balance sheet date the Company reached an agreement to settle this debt at a reduced amount of $2,304. The settlement agreement further requires the Company to pay $20,734, on a contingent basis, should its nursing service, Alert Nursing services, ever utilize the State Compensation Insurance Fund of California in the future. Since the nursing service is defunct, and the Company has no intention of re-entering that line of business, management considers this contingency to be nominal. The remaining balance in current liabilities, of $1,107, is for state franchise taxes and fees.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There were no changes in principal accountants in the past two calender years.

     Arthur Young & Company, of Salt Lake City, Utah, audited the financial statements of the Company, from July 22, 1985 (date of inception) through September 30, 1985.

     There were no disagreements between the Company and Arthur Young & Company, whether resolved or not resolved, on any matter of accounting principles or pactices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused him to make reference to the subject matter of the disagreement in connection with their report.

     The report of Arthur Young & Company, dated January 16, 1986, did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     The audit completed for 1985 by Arthur Young & Company was included in the Company's 10-KSB annual report for 1986, as filed on February 3, 1988. The Company has had no subsequent filings since filing a Form 15 on February 3, 1988, and Arthur Young & Company's engagement with the Company ended in 1986.

     On January 12, 1996, the Board of Directors appointed, Kim McReynolds, of Mantyla, McReynolds and Associates to perform the 1995 audit for reasons of geographic convenience and professional association. The board affected the change of accountant for no reasons affiliated with disagreements or discrepancies.

PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the years ending December 31, 1991, 1992, 1993, 1994 and 1995, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

                                                Date of          Date of
                               Positions      Election or      Termination
Name                             Held         Designation     or Resignation
----                           ---------      -----------     --------------

Ronald A. Carnago              President        07/22/85        11/01/96
                               and Director

Gayle Crump                    Sec'y/Treasurer  07/01/85        12/14/94

Christopher D. Earl            President        11/01/96         *
                               and Director

Jeffrey D. Jenson              Sec'y/Treasurer  12/14/94         *

J. Ralph Macfarlane, M.D.      Vice President   07/22/85        05/01/92
                               and Director

Donald C. Morrison             Vice President   12/14/94         *

Jed H. Pitcher                 Director        07/22/85         05/01/92


*These persons presently serve in the capacities indicated opposite their respective names.

Term of Office
--------------

     The term of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held on the second Tuesday of October of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience
-------------------

     Christopher D. Earl. Mr. Earl is 25 years of age. He graduated from Cottonwood High School in 1991. He has attended Salt Lake Community College for the past four years. Mr. Earl has been operating a small business, Exotic Toys, which specializes in the manufacturing and fabrication of high performance specialty ATV and snowmobile parts, for the past three years.

     Don C. Morrison. Mr. Morrison is 38 years of age. He graduated with a B.S. degree in Financial Management from Oregon State University in 1984. Mr. Morrison has several years' experience in the computer industry. From 1987 to 1993, he was employed as Product Development Manager for Message Transport Systems in Salt Lake City, Utah, where he directed the development of new software products for mini- and microcomputer systems. From 1993 to 1994, Mr. Morrison provided contract services to Systems West, where he was responsible for the design and development of a customer analyst at Novell, Inc. since November, 1994. Mr. Morrison is currently employed at Novell, Inc.

     Jeff D. Jenson. Mr. Jenson is 25 years of age. He graduated from Westminster College in Salt Lake City, Utah, in 1992, with degrees in Business

Management and Aviation Management/Professional Pilot. From February, 1992, to June, 1992, he interned in airport management with the Salt Lake Airport Authority. From 1993 to the present, Mr. Jenson has served as an officer and/or director for a number of developmental stage companies. From September, 1991, to the present, Mr. Jenson has been employed by Jenson Services, Inc., a financial consulting firm in Salt Lake City, Utah.

Family Relationships
--------------------

     There are no family relationships among any directors, executive officers or persons nominated to become such, whether by blood or marriage.

Involvement in Certain Legal Proceedings
----------------------------------------

     Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

              (ii)     Engaging in any type of business practice; or

             (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     No securities of the Company are registered pursuant to Section 12(g) of Securities Exchange Act of 1934 as amended, and according, the Company is not subject to the provisions of 16(a).

Item 10. Executive Compensation.

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:



                           SUMMARY COMPENSATION TABLE
                                                                  Long Term Compensation
                             Annual Compensation               Awards                Payouts
(a)          (b)        (c)        (d)        (e)        (f)          (g)        (h)        (i)
Name and     Years or                         Other      Restricted   Option/    LTIP       All
Principal    Periods    $          $          Annual     Stock        SAR's      Payouts    Other
Position     Ended      Salary     Bonus      Compen-    Awards ($)   (#)        ($)        Compensa-
             Dec 31,                          sation($)                                     tion ($)

Ronald A.     1993       0         0          0             0         0            0           0
Carnago,      1994       0         0          0             0         0            0           0
              1995       0         0          0             0         0            0           0

Christopher   1993       0         0          0             0         0            0           0
D. Earl,      1994       0         0          0             0         0            0           0
President     1995       0         0          0             0         0            0           0
& Director

Don C.        1993       0         0          0             0         0            0           0
Morrison,     1994       0         0          0             0         0            0           0
Vice          1995       0         0          0             0         0            0           0
President
& Director

Jeffrey D.    1993       0         0          0             0         0            0           0
Jenson,       1994       0         0          0             0         0            0           0
Sec'y/        1995       0         0          0             0         0            0           0
Treasurer
& Director

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ending December 31, 1995, 1994 or 1993, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

Compensation of Directors
-------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors were compensated during the Company's last completed fiscal year or the previous two fiscal years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of December 31, 1995, 1994 and 1993, and to the date hereof:

                                             Number and Percentage*
                                         of Shares Beneficially Owned
                                         ----------------------------
Name and Address                    12/31/93 to 12/31/95          Currently
----------------                    --------------------          ---------
G.R.B. Enterprises, Ltd.           3,141*      6%               3,141*   1%
1444 South 1195 East
Ogden, UT  84404

Ralph D. Brinton                       0        0%             42,438*   13.5%
2175 Country Club Drive
Salt Lake City, Utah  84109

Jenson Services, Inc.
1787 E. Fort Union Blvd. Ste.106       0        0%            225,000    69%
Salt Lake City, UT 84121


*Retroactively reflects 350 for one reverse split effective November 5, 1996.

Security Ownership of Management
--------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of December 31, 1995, 1994 and 1993, and to the date hereof:

                                             Number and Percentage*
                                         of Shares Beneficially Owned
                                         ----------------------------
Name and Address                    12/31/93 to 12/31/95          Currently
----------------                    --------------------          ---------

Ronald A. Carnago
1011 Commino Del Rio South Ste.500      0       0%               5,715*   2%
Sand Diego, CA 92108

Christopher D. Earl                     0       0%                    0
4602 W. 8400 S.
West Jordan, UT 84088

Don C. Morrison                         0       0%                    0
9352 Sterling Dr.
Sandy, UT 84093

Jeff D. Jenson                          0       0%                    0
1787 East Ft. Union Blvd., #106
Salt Lake City, Utah  84121

All officers and directors (4)          0       0%               5,715*   2%

*Retroactively reflects 350 for one reverse split effective November 5, 1996.

Changes in Control
------------------

          There are no present arrangements or pledges of the Company's securities which may result in a change in its control.

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others
---------------------------------------

     Except as indicated below and in Item 1, Part I, "Business Development," there were no material transactions, or series of similar transactions, during the Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

     On or about November 1, 1996, Ronald A. Carnago was issued 2,000,000 pre-split shares of "unregistered" and "restricted" common stock for a "Release" of any and all debt obligations the company owed to him. Ronald A. Carnago had previously served on the Board of Directors and as an officer for the Company from inception through November 1, 1996.

     On or about November 5, 1996, Jenson Services, was issued 225,000 post-split shares of "unregistered" and "restricted" common stock for expenses incurred related to bringing the Company's financial audits current and other matters concerning the Company's status. Jeffrey D. Jenson presently serves on the Company's Board of Directors and as Secretary/Treasurer of the Company. Jeffrey D. Jenson is also a Director and Vice President of Jenson Services, the Company's consulting firm.

Business Relationships
------------------------------

     Except as indicated under the caption "Transactions with Management and Others" above, and in Item 1, Part I, "Business Development," there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management
--------------------------

     Except as indicated under the caption "Transactions with Management and Others" above, and in Item 1, Part I, "Business Development," there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters
---------------------------

     Except as indicated under the caption "Transactions with Management and Others" above, and in Item 1, Part I, "Business Development," there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K
-------------------

          None.



Exhibits*
--------

(3)(i)         Initial Articles of Incorporation

(3)(ii)        By-Laws

(3)(iii)       Amendment to By-Laws

(4)            S-18   Registration Statement**

(27)           Financial Data Schedule


     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **These  documents and related exhibits have previously been filed with the
Securities  and  Exchange   Commission  and  are  incorporated  herein  by  this
reference.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SUMMA VEST, INC.

Date: November 13, 1996                      By /s/ CHRISTOPHER D. EARL
                                             --------------------------
                                             Christopher D. Earl, President
                                             and Director



Date: November 13, 1996                      By /s/ JEFFREY D. JENSON
                                             ------------------------
                                             Jeffrey D. Jenson,
                                             Sec'y/Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                SUMMA VEST, INC.

Date: November 13, 1996                      By /s/ CHRISTOPHER D. EARL


Date: November 13, 1996                      By /s/ JEFFREY D. JENSON



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS - Enclosed.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT


     No annual report or proxy material has been forwarded to securities holders of the Registrant during the period covered by this report or for the previous three calendar years ended December 31; however, if any annual report or proxy material is furnished to security holders in connection with the annual meeting of stockholders to be held in 1996, a copy of any such annual report or proxy materials shall be forwarded to the Commission when it is forwarded to security holders.

                                  ARTICLES OF INCORPORATION
                                              OF
                                       SUMMA VEST, INC.


      We, the undersigned, natural persons being more than eighteen (18) years of age, acting as incorporators of a corporation pursuant to the provisions of the Utah Business Corporation Act, do hereby adopt the following Articles of Incorporation for such corporation:


                                           ARTICLE I

                                             Name
                     The name of the corporation hereby created shall be:
                                       SUMMA VEST, INC.
                                          ARTICLE II


                                           Duration
      The corporation shall continue in existence perpetually unless sooner dissolved according to law.

                                          ARTICLE III
                                           Purposes
      The Corporation is organized for the following purpose or purposes: to seek, investigate, acquire interests in and dispose of businesses and business opportunities, ventures, assets, and to do all things necessary or convenient relating thereto; and to engage in any business or enterprise and any other acts or activities for which corporations may be organized under the laws of the state of Utah; and to exercise such powers and engage in all transactions as permitted by the laws of the state of Utah.

                                          ARTICLE IV
                                        Capitalization
        The corporation is authorized to issue 50,000,000 common shares, all of which shall have a par value of $0.001 per share. Each share shall have equal rights as to voting and in the event of dissolution of liquidation. The common stock of the corporation shall be subject to such restrictions on transfer as may be set forth in the bylaws of the corporation, as adopted by the Board of Directors and ratified by the shareholders.

                                           ARTICLE V
                                        Paid in Capital
        The corporation shall not commence business until consid eration of a value of at least $1,000.00 has been received by it as consideration for the issuance of its shares.


                                          ARTICLE VI

                                      Pre-Emptive Rights

        The Shareholders of the Corporation shall not have preemptive rights to subscribe for or to acquire additional shares of the

Corporation, whether such shares be hereby or hereafter authorized.


                                          ARTICLE VII

                              Officers' and Directors' Contracts

        No contract or other transaction between this corporation and any other firm or corporation shall be affected by the fact that a director or officer of this corporation has an interest in, or is a director or officer of such firm or other corporation. Any officer or director, individually or with others, may be a party to, or may have an interest in, any transaction of this corporation or any transaction in which this corporation is a party or has an interest. Each person who is now or may become an officer or director of this corporation is hereby relieved from liability that he might otherwise obtain in the event such officer or director contracts with this corporation for the benefit of himself or any firm or other corporation in which he may have an interest, provided such officer or director acts in good faith.

                                         ARTICLE VIII

                                  Registered Office and Agent

                   The  address  of  the  initial   registered   office  of  the
                 corporation and its initial registered agent at such address is:

                                       Ronald A. Carnago
                                      American Plaza III
                                       47 West 200 South
                                           Suite 510
                                  Salt Lake City, Utah 84101

                                          ARTICLE IX
                                           Directors
      The corporation shall have not less than three (3) nor more than nine (9) directors as determined, from time to time, by the Board of Directors. The original Board of Directors shall be comprised of three (3) persons. The names and addresses of the persons who are to serve as directors until the first annual meeting of shareholders and until their successors are elected and shall qualify are as follows:

        Ronald A. Carnago             1720 Meadow Moor
                            Salt Lake City, UT 84117

        J. Ralph Macfarlane, M.D.     3905 Harrison Blvd.
                                      Ogden, UT 84403

        Jed Pitcher                   2505 Parleys Way
                                      P.O. Box 25185
                            Salt Lake City, UT 84125

                                           ARTICLE X
                                         Incorporators
        The names and addresses of the incorporators are:
        Ronald A. Carnago             1720 Meadow Moor
                            Salt Lake City, UT 84117

        J. Ralph Macfarlane, M.D.     3905 Harrison Blvd.
                                      Ogden, UT 84403

        Jed Pitcher                   2505 Parleys Way
                                      P.O. Box 25185
                            Salt Lake City, UT 84125

                                          ARTICLE XI

                               Adoption and Amendment of Bylaws

      The initial bylaws of the Corporation shall be adopted by its board of directors. The power to alter or amend or repeal the bylaws or adopt new bylaws shall be vested in the board of directors, but the holders of common stock of the Corporation may also alter, amend, or repeal the bylaws or adopt new bylaws. The bylaws may contain any provisions for the regulation and management of the affairs of the Corporation not inconsistent with law or these articles of incorporation.

                                          ARTICLE XII

                           Indemnification of Directors and Officers

      The Corporation shall indemnify any and all persons who may serve or who have served at any time as directors or officers or who at the request of the Board of Director of the Corporation, may serve or any time have served as directors or officers of another corporation in which the Corporation at such time owned or may own shares of stock or of which it was or may be a creditor, and their respective heirs, administrators, successors and assigns, against any and all expenses, including amounts paid upon judgments, counsel fees and amounts paid in settlement (before or after suit is commenced), actually and necessarily by such persons in connection with the defense or settlement of any claim, action, suit or proceeding in which they, or any of them, are made parties, or a party, or which may be asserted against them or any of them, by reason of being or having been directors or officers of the Corporation, or of such other corporation, except in relation to matters as to which any such director or officer of the Corporation, or of such other corporation or former director or officer or person shall be adjudged in any action, suit or proceeding to be liable for his own negligence or misconduct in the performance of his duty. Such indemnification shall be in addition to any other rights to which those indemnified may be entitled under any law, by law, agreement, vote of shareholder or otherwise.
        DATED this 22nd day of July, 1985.
                                       /S/Ronald A. Carnago
                                       Ronald A. Carnago

                          /S/ J. Ralph Macfarlane, M.D.
                            J. Ralph Macfarlane, M.D.

                                       /S/ Jed Pitcher
                                       Jed Pitcher

STATE OF UTAH
                                             :ss.
County of Salt Lake

        I, Sharon Allen, a notary public, hereby certify that on the 22nd day of July,, 1985, personally appeared before me Ronald A. Carnago, J. Ralph Macfarlane and Jed Pitcher, being by me first duly sworn, severally declared that they are the persons who signed the foregoing document as incorporators and that the statements contained therein are true.

        WITNESS my hand and official seal.


                                /S/ Sharon Allen
My commission expires:                      N 0 T A R Y  P U B L I C
2/26/86                                     Residing in Salt Lake County



        The undersigned, Ronald A. Carnago, hereby consents to being named as registered agent for Summa Vest, Inc.


                              /S/ RONALD A. CARNAGO
                              Ronald A. Carnago

                                          B Y L A W S

                                              of

                                       SUMMA VEST, INC.

                                      a Utah Corporation




                          T A B L E 0 F C 0 N T E N T S

                                                                  Page

                                    ARTICLE I

OFFICES

        Section 1.01         Locations of Offices                    1
        Section 1.02         Principal Office                        1



                                   ARTICLE II

SHAREHOLDERS

        Section 2.01         Annual Meeting                          1
        Section 2.02         Special Meetings                        1
        Section 2.03         Place of Meetings                       2
        Section 2.04         Notice of Meetings                      2
        Section 2.05         Waiver of Notice                        2
        Section 2.06         Fixing Record Date                      2
        Section 2.07         Voting Lists                            3
        Section 2.08         Quorum                                  3
        Section 2.09         Voting on Shares                        3
        Section 2.10         Proxies                                 4
        Section 2.11         Written Consent to Action by
                             Shareholders                            4


                                   ARTICLE III

BOARD OF DIRECTORS

        Section 3.01         General Powers                          4
        Section 3.02         Number, Term and Qualifications         4
        Section 3.03         Classification of Directors             5
        Section 3.04         Regular Meetings                        5
        Section 3.05         Special Meetings                        5
        Section 3.06         Meetings by Telephone Conference
                             Call                                    5
        Section  3.07        Notice                                  6
        Section  3.08        Quorum                                  6
        Section  3.09        Manner of Acting                        6
        Section  3.10        Vacancies and Newly Created
                             Directorships                           6
        Section  3.11        Compensation                            6
        Section  3.12        Presumption of Assent                   6
        Section  3.13        Resignations                            7
        Section  3.14        Written Consent to Action by
                             Directors                               7
        Section  3.15        Removal                                 7







                                   ARTICLE IV

OFFICERS

        Section       4.01   Number                                  7
        Section       4.02   Election, Term of Office and
                             Qualifications                          7
        Section       4.03   Subordinate Officers, etc               8
        Section       4.04   Resignation                             8
        Section       4.05   Removal                                 8
        Section       4.06   Vacancies and Newly Created
                             Offices                                 8
        Section       4.07   The Chairman of the Board               8
        Section       4.08   The President                           8
        Section       4.09   The Vice Presidents                     9
        Section       4.10   The Secretary                           9
        Section       4.11   The Treasurer                           10
        Section       4.12   General Manager                         11
        Section       4.13   Salaries                                12
        Section       4.14   Surety Bonds                            12



                                    ARTICLE V

EXECUTION OF INSTRUMENTS, BORROWING OF
MONEY AND DEPOSIT OF CORPORATE FUNDS

Section  5.01         Execution Instruments                          12
Section  5.02         Loans                                          12
Section  5.03         Deposits                                       13
Section  5.04         Checks, Drafts, etc                            13
Section  5.05         Bonds and Debentures                           13
Section  5.06         Sale, Transfer, etc. of
                      Securities                                     13
Section  5.07         Proxies                                        14



                                   ARTICLE VI

CAPITAL SHARES

Section        6.01   Share Certificates                             13
Section        6.02   Transfer of Shares                             14
Section        6.03   Regulations                                    15
Section        6.04   Maintenance of Share Book at
                      Principal Place of Business                    15
Section        6.05   Transfer Agents and Registrars                 15
Section        6.06   Closing of Transfer Books and
                      Fixing of Record Date                          15
Section        6.07   Lost or Destroyed Certificates                 16








                                   ARTICLE VII

EXECUTIVE COMMITTEE AND OTHER COMMITTEES

        Section  7.01        How Constituted                         16
        Section  7.02        Powers                                  16
        Section  7.03        Proceedings                             17
        Section  7.04        Quorum and Manner of Acting             17
        Section  7.05        Resignations                            17
        Section  7.06        Removal                                 17
        Section  7.07        Vacancies                               17
        Section  7.08        Compensation                            17

                                  ARTICLE VIII
INDEMNIFICATION
        Section  8.01        Indemnification: Third
                             Party Actions                           18
        Section  8.02        Indemnification: Corporat
                             Actions                                 18
        Section  8.03        Determination                           19
        Section  8.04        General Indemnification                 19
        Section  8.05        Advances                                19
        Section  8.06        Scope of Indemnification                19
        Section  8.07        Insurance                               19

                                   ARTICLE IX

FISCAL YEAR                                                          20

                                    ARTICLE X
DIVIDENDS                                                            20

                                   ARTICLE XI
AMENDMENTS                                                           20


CERTIFICATE OF SECRETARY                                             21


                                            BYLAWS
                                              OF
                                       SUMMA VEST, INC.

     ARTICLE I OFFICES Section 1.01 Locations of Offices. The corporation may maintain such offices, within or without the state of incorporation, as the board of directors may from time to time designate.

     Section 1.02 Principal Office. The address of the principal office of the corporation shall be at the address of the registered office of the corporation as so designated in the office of the Lieutenant Governor/Secretary of State of the state of incorporation, or at such other address as the board of directors shall from time to time determine.

     ARTICLE II SHAREHOLDERS Section 2.01 Annual Meeting. The annual meeting of the shareholders shall be held on the second Tuesday of the third month following the anniversary of incorporation or at such other time designated by the board of directors and as is provided for in the notice of the meeting, provided that whenever such date falls on a legal holiday, the meeting shall be held on the next succeeding business day, beginning with the year following the filing the articles of incorporation, for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the election of directors shall not be held on the day designated herein for the annual meeting of the shareholders, or at any adjournment thereof, the board of directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as may be convenient.

     Section 2.02 Special Meetings. Special meetings of the shareholders may be called at any time by the chairman of the board, the president, or by the board of directors, or in their absence or disability, by any vice-president, and shall be immediately called by the president, or in his absence or disability, by a vice- president, or by the secretary, upon the written request of the holders of not less than one-tenth of all the shares entitled to vote at the meeting, such written request to state the purpose, or purposes, of the meeting and to be delivered to the president, such vice-president or the secretary.

In case of failure to call such meeting within 20 days after such request, such shareholder or shareholders may call the same.

     Section 2.03 Place of Meetings. The board of directors may designate any place, either within or without the state of incorporation, as the place of meeting for any annual meeting or for any special meeting called by the board of directors. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or without the state of incorporation, as the place for the holding of such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be at the principal office of the corporation.

     Section 2.04 Notice of Meetings The secretary or assistant secretary, if any, shall cause notice of the time, place, and purpose or purposes of all meetings of the shareholders (whether annual or special), to be mailed at least ten (but not more than 50 days prior to the meeting, to each shareholder of record entitled to vote.

     Section 2.05 Waiver of Notice. Any shareholder may waive notice of any meeting of shareholders (however called or noticed, whether or not called or noticed and whether before, during or after the meeting), by signing a written waiver of notice or a consent to the holding of such meeting, or an approval of the minutes thereof. Attendance at a meeting, in person or by proxy, shall constitute waiver of all defects of call or notice regardless of whether waiver, consent or approval is signed or any objections are made. All such waivers, consents, or approvals shall be made a part of the minutes of the meeting.

     Section  2.06  Fixing   Record  Date.   For  the  purpose  of   determining
shareholders
     entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend or in order to make a determination of shareholders for any other proper purpose, the board of directors of the corporation may provide that the share transfer books shall be closed, for the purpose of determining shareholders entitled to notice of or to vote at such meeting, but not for a period exceeding 50 days. If the share transfer books are closed for the purpose of determining shareholders entitled to notice of or to vote at such meeting, such books shall be closed for at least ten days immediately preceding such meeting.

     In lieu of closing the share transfer books, the board of directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than 50 days and, in case of a meeting of shareholders, not less than ten days prior to the date on which the particular




                                              -2-


     action requiring such determination of shareholders is to be taken. If the share transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting or to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the board of directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof. Failure to comply with this section shall not affect the validity of any action taken at a meeting of shareholders.

     Section 2.07 Voting Lists. The officer or agent having charge of the share transfer books for shares of the corporation shall make, at least ten days before each meeting of shareholders, a complete list of the shareholders entitled to vote at such meeting or any adjournment thereof, arranged in alphabetical order, with the address of, and the number of shares held by each, which list, for a period of ten days prior to such meeting, shall be kept on file at the registered office of the corporation and shall be subject to inspection by any shareholder during the whole time of the meeting. The original share transfer book shall be prima facie evidence as to the shareholders who are entitled to examine such list or transfer books or to vote at any meeting of shareholders.

     Section 2.08 Quorum. One third of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders. If a quorum is present, the affirmative vote of the majority of the shares represented at the meeting and entitled to vote on the subject shall constitute action by the shareholders, unless the vote of a greater number or voting by classes is required by the laws of the state of incorporation of the corporation or the articles of incorporation. If less than one-third of the outstanding shares are represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed.

     Section 2.09 Voting of Shares. Each outstanding share of the corporation entitled to vote shall be entitled to one vote on each matter submitted to vote at a meeting of shareholders, except to the extent that the voting rights of the shares of any class or classes are limited or denied by the articles of incorporation.

     Neither treasury shares nor shares held by another corporation if a majority of the shares entitled to vote for the election of directors of such other corporation is held by the corporation, shall be voted at any meeting or counted in determining the total number of outstanding shares at any given time.

     Section 2.10 Proxies. At each meeting of the shareholders, each shareholder entitled to vote shall be entitled to vote in person or by proxy, provided, however, that the right to vote by proxy shall exist only in case the instrument authorizing such proxy to act shall have been executed in writing by the registered holder or holders of such shares, as the case may be, as shown on the share transfer books of the corporation or by his attorney thereunto duly authorized in writing. Such instrument authorizing a proxy to act shall be delivered at the beginning of such meeting to the secretary of the corporation or to such other officer or person who may, in the absence of the secretary, be acting as secretary of the meeting. In the event that any such instrument shall designate two or more persons to act as proxies, a majority of such persons present at the meeting, or, if only one be present, that one shall (unless the instrument shall otherwise provide) have all of the powers conferred by the instrument upon all persons so designated. Persons holding shares in a fiduciary capacity shall be entitled to vote the shares so held, and the persons whose shares are pledged shall be entitled to vote, unless in the transfer by the pledgor on the books of the corporation he shall have expressly empowered the pledgee to vote thereon, in which case the pledgee, or his proxy, may represent such shares and vote thereon.

     Section 2.11 Written Consent to Action by Shareholders. Any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting, if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

                                   ARTICLE III

                               BOARD OF DIRECTORS

     Section 3.01 General Powers. The property, affairs and business of the corporation shall be managed by its board of directors. The board of directors may exercise all the powers of the corporation whether derived from law or the articles of incorporation, except such powers as are by statute, by the articles of incorporation or by these Bylaws, vested solely in the shareholders of the corporation.

     Section 3.02 Number, Term and Qualifications. The board of directors shall consist of three persons. Increases or decreases to said number may be made, within the numbers authorized by the articles of incorporation, as the board of directors shall from time to time determine by amendment to these -4-
     bylaws. An increase or a decrease in the number of the board of the board of directors may also be had upon amendment to these Bylaws by a majority vote of all of the shareholders, and the number of the directors to be so increased or decreased shall be fixed upon a majority vote of all of the shareholders of the corporation. Each director shall hold office until the next annual meeting of shareholders and until his successor shall have been elected and shall have qualified. Directors need not be residents of the state of incorporation or shareholders of the corporation.

     Section 3.03 Classification of Directors. In lieu of electing the entire number of directors annually, the board of directors may provide that the directors be divided into either two or three classes, each class to be as nearly equal in number as possible, the term of office of directors of the first class to expire at the first annual meeting of shareholders after their election, that of the second class to expire at the second annual meeting after their election, and that of the third class, if any, to expire at the third annual meeting after their election. At each annual meeting after such classification the number of directors equal to the number of the class whose term expires at the time of such meeting shall be elected to hold office until the second succeeding annual meeting, if there be two classes, or until the third succeeding annual meeting if there be three classes.

     Section 3.04 Regular Meetings. A regular meeting of the board of directors shall be held without other notice than this Bylaw immediately following, and at the same place as, the annual meeting of shareholders. The board of directors may provide by resolution the time and place, either within or without the state of incorporation, for the holding of additional regular meetings without other notice than such resolution.

     Section 3.05 Special meetings. Special meetings of the board of directors may be called by or at the request of the president, vice-president or any two directors. The person or persons authorized to call special meetings of the board of directors may fix any place, either within or without the state of incorporation, as the place for holding any special meeting of the board of directors called by them.

     Section 3.06 Meetings by Telephone Conference Call. Members of the board of directors may participate in a meeting of the board of directors or a committee of the board of directors by means of conference telephone or similar communication equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this section shall constitute presence in person at such meeting.

     Section 3.07 Notice. Notice of any special meeting shall be given at least five days prior thereto by written notice delivered personally or mailed to each director at his regular business address or residence, or by telegram. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company* Any director may waive notice of any meeting. Attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting solely for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

     Section 3.08 Quorum. A majority of the number of directors shall constitute a quorum for the transaction of business at any meeting of the board of directors, but if less than a majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

     Section 3.09 Manner of Acting. The act of a majority of the directors present at a meeting at which a quorum is present shall be the act of the board of directors, and individual directors shall have no power as such.

     Section 3.10 Vacancies and Newly Created Directorships. if any vacancies shall occur in the board of directors by reason of death, resignation or otherwise, or if the number of directors shall be increased, the directors then in office shall continue to act and such vacancies or newly created directorships shall be filled by a vote of the directors then in office, though less than a quorum, in any way approved by the meeting. Any directorship to be filled by reason of the removal of one or more directors by the shareholders may be filled by election by the shareholders at the meeting at which the director or directors are removed.

     Section 3.11 Compensation. By resolution of the board of directors, the directors may be paid their expenses, if any, of attendance at each meeting of the board of directors, and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

     Section 3.12 Presumption of Assent. A director of the corporation who is present at a meeting of the board of directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his dissent shall be entered in the minutes of the meeting, unless he shall file his written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof, or shall forward such dissent by registered or certified mail to the secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

     Section 3.13 Resignations. A director may resign at any time by delivering a written resignation to either the president, a vice-president, the secretary or assistant secretary, if any. The resignation shall become effective on its acceptance by the board of directors provided that if the board has not acted thereon within ten days from the date presented, the resignation shall be deemed accepted.

     Section 3.14 Written Consent to Action by Directors. Any action required to be taken at a meeting of the directors of the corporation or any other action which may be taken at a meeting of the directors or of a committee, may be taken without a meeting, if a consent in writing, setting forth the action so taken, shall be signed by all of the directors, or all of the members of the committee, as the case may be. Such consent shall have the same legal effect as a unanimous vote of all the directors or members of the committee.

     Section 3.15 Removal. At a meeting expressly called for that purpose, one or more directors may be removed by a vote of a majority of the shares of outstanding stock of the corporation entitled to vote at an election of directors.

     ARTICLE IV OFFICERS Section 4.01 Number. The officers of the corporation shall be a president, one or more vice-presidents, as shall be determined by resolution of the board of directors, a secretary, a treasurer and such other officers as may be appointed by the board of directors. The board of directors may elect, but shall not be required to elect, a chairman of the board and the board of directors may appoint a general manager.

     Section 4.02 Election, Term of Office and Qualifications. The officers shall be chosen by the board of directors annually at its annual meeting. In the event of failure to choose officers at an annual meeting of the board of directors, officers may be chosen at any regular or special meeting of the board of directors. Each such officer (whether chosen at an annual meeting of the board of directors to fill a vacancy or otherwise) shall hold his office until the next ensuing annual meeting of the board of directors and until his successor shall have been chosen and qualified, or until his death or until his resignation or removal in the manner provided in these Bylaws. Any one person may hold any two or more of such offices except that the president shall not also be the secretary. No person holding two or more offices shall act in or execute any instrument in the capacity of more than one office. The chairman of the board, if any, shall be and remain director of the corporation during the term of his office. No other officer need be a director.

     Section 4.03 Subordinate Officers, etc. The board of directors from time to time may appoint such other officers or agents as it may deem advisable, each of whom shall have such title, hold office for such period, have such authority and perform such duties as the board of directors from time to time may determine. The board of directors from time to time may delegate to any officer or agent the power to appoint any such subordinate officer or agents and to prescribe their respective titles, terms of office, authorities and duties. Subordinate officers need not be shareholders or directors.

     Section 4.04 Resignations. Any officer may resign at any time by delivering a written resignation to the board of directors, the president, or the secretary. Unless otherwise specified therein, such resignation shall take effect upon delivery.

     Section 4.05 Removal. Any officer may be removed from office at any special meeting of the board of directors called for that purpose or at a regular meeting, by the vote of a majority of the directors, with or without cause. Any officer or agent appointed in accordance with the provisions of Section 4.03 hereof may also be removed, either with or without cause, by any officer upon whom such power of removal shall have been conferred by the board of directors.

     Section 4.06 Vacancies and Newly Created Offices. If any vacancy shall occur in any office by reason of death, resignation, removal, disqualification or any other cause, or if a new office shall be created, then such vacancies or newly created offices may be filled by the board of directors at any regular or special meeting.

     Section 4.07 The Chairman of the Board. The chairman of the board, if there be such an officer, shall have the following powers and duties:

(a)             He shall preside at all shareholders' meetings;

(b)             He shall preside at all meetings of the board of
              directors; and

(c)           He shall be a member of the executive committee, if any.

     Section 4.08 The President. The president shall have the following powers and duties:

     (a) If no general manager has been appointed, he shall be the chief executive officer of the corporation, and, subject to the directions of the board of directors, shall have general charge of the business, affairs and property of the corporation and general supervision over its officers, employees and agents;

     (b) If no chairman of the board has been chosen, or if such officer is absent or disabled, he shall preside at meetings of the shareholders and board of directors;

     (c) He shall be a member of the executive committee, if any;

     (d) He shall be empowered to sign certificates representing shares of the corporation, the issuance of which shall have been authorized by the board of directors; and

     (e) He shall have all power and perform all duties normally incident to the office of a president of a corporation and shall exercise such other powers and perform such other duties as from time to time may be assigned to him by the board of directors.

     Section 4.09 The Vice Presidents. The board of directors may, from time to time, designate and elect one or more vice-presidents, one of whom may be designated to serve as executive vice-president. Each vice-president shall have such powers and perform such duties as from time to time may be assigned to him by the board of directors or the president. At the request or in the absence or disability of the president, the executive vice-president or, in the absence or disability of the executive vice-president, the vice-president designated by the board of directors or (in the absence of such designation by the board of directors) by the president, as senior vice-president, may perform all the duties of the president, and when so acting, shall have all the powers of, and be subject to all the restrictions upon, the president.

     Section 4.10 The Secretary. The secretary shall have the following powers and duties:

     (a) He shall keep or cause to be kept a record of all of the proceedings of the meetings of the shareholders and of the board of directors in books provided for that purpose;

     (b) He shall cause all notices to be duly given in accordance with the provisions of these Bylaws and as required by statute;

     (c) He shall be the custodian of the records and of the seal of the corporation, and shall cause such seal (or a facsimile thereof) to be affixed to all certificates representing shares of the corporation prior to the issuance thereof and to all instruments, the execution of which on behalf of the corporation under its seal shall have been duly authorized in accordance with these Bylaws, and when so affixed he may attest the same;

     (d) He shall see that the books, reports, statements, certificates and other documents and records required by statute are properly kept and filed;

     (e) He shall have charge of the share books of the corporation and cause the share transfer books to be kept in such manner as to show at any time the amount of the shares of the corporation of each class issued and outstanding, the manner in which and the time when such shares were paid for, the names alphabetically arranged and the addresses of the holders of record thereof, the number of shares held by each holder and time when each became such holder of record; and he shall exhibit at all reasonable times to any director, upon application, the original or duplicate share register. He shall cause the share book referred to in Section 6.04 hereof to be kept and exhibited at the principal office of the corporation, or at such other place as the board of directors shall determine, in the manner and for the purpose provided in such section;

     (f) He shall be empowered to sign certificates representing shares of the corporation, the issuance of which shall have been authorized by the board of directors; and

     (g) He shall perform in general all duties incident to the office of secretary and such other duties as are given to him by these Bylaws or as from time to time may be assigned to him by the board of directors or the president.

     Section 4.11 The Treasurer. The treasurer shall have the following powers and duties:

     (a) He shall have charge and supervision over and be responsible for the monies, securities, receipts and disbursements of the corporation;

     (b) He shall cause the monies and other valuable effects of the corporation to be deposited in the name and to the credit of the corporation in such banks or trust companies or with such banks or other depositories as shall be selected in accordance with Section 5.03 hereof;

     (c) He shall cause the monies of the corporation to be disbursed by checks or drafts (signed as provided in Section 5.04 hereof)drawn upon the authorized depositories of the corporation, and cause to be taken and preserved property vouchers for all monies disbursed;

     (d) He shall render to the board of directors or the president, whenever requested, a statement of the financial condition of the corporation and of all of his transactions as treasurer, and render a full financial report at the annual meeting of the shareholders, if called upon to do so;

     (e) He shall cause to be kept correct books of account of all the business and transactions of the corporation and exhibit such books to any directors upon request during business hours;

     (f) He shall be empowered from time to time to require from all officers or agents of the corporation reports or statements giving such information as he may desire with respect to any and all financial transactions of the corporation; and

     (g) He shall perform in general all duties incident to the office of treasurer and such other duties as are given to him by these Bylaws or as from time to time may be assigned to him by the board of directors or the president.

     Section 4.12 General Manager. The board of directors may employ and appoint a general manager who may, or may not, be one of the officers or directors of the corporation. The general manager, if any, shall have the following powers and duties:

     (a) He shall be the chief executive officer of the corporation and, subject to the directions of the board of directors, shall have general charge of the business affairs and property of the corporation and general supervision over its officers, employees and agents;

     (b) He shall have the exclusive management of the business of the corporation and of all of its dealings, but at all times subject to the control of the board of directors;

     (c) Subject to the approval of the board of directors or the executive committee, if any, he shall employ all employees of the corporation, or delegate such employment to subordinate officers, or such division chiefs, and shall have authority to discharge any person so employed; and

     (d) He shall make a report to the president and directors quarterly, or more often if required to do so, setting forth the result of the operations under his charge, together with suggestions looking to the improvement and betterment of the condition of the corporation, and shall perform such other duties as the board of directors shall require.

     Section 4.13 Salaries. The salaries or other compensation of the officers of the corporation shall be fixed from time to time by the board of directors except that the board of directors may delegate to any person or group of persons the power to fix the salaries or other compensation of any subordinate officers or agents appointed in accordance with the provisions of Section 4.03 hereof. No officer shall be prevented from receiving any such salary or compensation by reason of the fact that he is also a director of the corporation.

     Section 4.14 Surety Bonds. In case the board of directors shall so require, any officer or agent of the corporation shall execute to the corporation a bond in such sums and with such surety or sureties as the board of directors may direct, conditioned upon the faithful performance of his duties to the corporation, including responsibility for negligence and for the accounting of all property, monies or securities of the corporation which may come into his hands.



                                           ARTICLE V

                         EXECUTION OF INSTRUMENTS, BORROWING OF MONEY
                                AND DEPOSIT OF CORPORATE FUNDS

     Section 5.01 Execution of Instruments. Subject to any limitation contained in the articles of incorporation or these Bylaws, the president or any vice-president or the general manager, if any, may, in the name and on behalf of the corporation, execute and deliver any contract or other instrument authorized in writing by the board of directors. The board of directors may, subject to any limitation contained in the articles of incorporation or in these Bylaws, authorize in writing any officer or agent to execute and deliver any contract or other instrument in the name and on behalf of the corporation; any such authorization may be general or confined to specific instances.

     Section 5.02 Loans. No loan or advance shall be contracted on behalf of the corporation, no negotiable paper or other evidence of its obligation under any loan or advance shall be issued in its name, and no property of the corporation shall be mortgaged, pledged, hypothecated, transferred or conveyed as security for the payment of any loan, advance, indebtedness or liability of the corporation, unless and except as authorized by the board of directors. Any such authorization may be general or confined to specific instances.

     Section 5.03 Deposits. All monies of the corporation not otherwise employed shall be deposited from time to time to its credit in such banks or trust companies or with such bankers or other depositories as the board of directors may select, or as from time to time may be selected by any officer or agent authorized to do so by the board of directors.

     Section 5.04 Checks, Drafts, etc. All notes, drafts, acceptances, checks, endorsements and, subject to the provisions of these Bylaws, evidences of indebtedness of the corporation shall be signed by such officer or officers or such agent or agents of the corporation and in such manner as the board of directors from time to time may determine. Endorsements for deposit to the credit of the corporation in any of its duly authorized depositories shall be in such manner as the board of directors from time to time may determine.

     Section 5.05 Bonds and Debentures. Every bond or debenture issued by the corporation shall be evidenced by an appropriate instrument which shall be signed by the president or a vice-president and by the secretary and sealed with the seal of the corporation. The seal may be a facsimile, engraved or printed. Where such bond or debenture is authenticated with the manual signature of an authorized officer of the corporation or other trustee designated by the indenture of trust or other agreement under which such security is issued, the signature of any of the corporation's officers named thereon may be a facsimile. In case any officer who signed, or whose facsimile signature has been used on any such bond or debenture, shall cease to be an officer of the corporation for any reason before the same has been delivered by the corporation, such bond or debenture may nevertheless be adopted by the corporation and issued and delivered as though the person who signed it or whose facsimile signature has been used thereon had not ceased to be such officer.

     Section 5.06 Sale, Transfer, etc. of Securities. Sales, transfers, endorsements and assignments of shares, bonds and other securities owned by or standing in the name of the corporation, and the execution and delivery on behalf of the corporation of any and all instruments in writing incident to any such sale, transfer, endorsement or assignment, shall be effected by the president, or by any vice-president, together with the secretary, or by any officer or agent thereunto authorized by the board of directors.

     Section 5.07 Proxies. Proxies to vote with respect to shares of other corporations owned by or standing in the name of the corporation shall be executed and delivered on behalf of the corporation by the president or any vice-president and the secretary or assistant secretary of the corporation, or by any officer or agent thereunder authorized by the board of directors.


     ARTICLE VI CAPITAL SHARES Section 6.01 Share Certificates. Every holder of shares in the corporation shall be entitled to have a certificate, signed by the president or any vice- president and the secretary or assistant secretary, and sealed with the seal (which may be a facsimile, engraved or printed) of the corporation, certifying the number and kind, class or series of shares owned by him in the corporation; provided, however, that where such a certificate is countersigned by (a) a transfer agent or an assistant transfer agent, or (b) registered by a registrar, the signature of any such president, vice-president, secretary or assistant secretary may be a facsimile. In case any officer who shall have signed, or whose facsimile signature or signatures shall have been used on any such certificate, shall cease to be such officer of the corporation, for any reason, before the delivery of such certificate by the corporation, such certificate may nevertheless be adopted by the corporation and be issued and delivered as though the person who signed it, or whose facsimile signature or signatures shall have been used thereon, had not ceased to be such officer. Certificates representing shares of the corporation shall be in such form as provided by the statutes of the state of incorporation. There shall be entered upon the share books of the corporation at the time of issuance of each share, the number of the certificate issued, the name and address of the person owning the shares represented thereby, the number and kind, class or series of such shares and the date of issuance thereof. Every certificate exchanged or returned to the corporation shall be marked "Canceled" with the date of cancellation.

     Section 6.02 Transfer of Shares. Transfers of shares of the corporation shall be made on the books of the corporation by the holder of record thereof, or by his attorney thereunto duly authorized by a power of attorney duly executed in writing and filed with the Secretary of the corporation or any of its transfer agents, and upon surrender of the certificate or certificates, properly endorsed or accompanied by proper instruments of transfer, representing such shares. Except as provided by law, the corporation and transfer agents and registrars, if any, shall be entitled to treat the holder of record of any share or shares as the absolute owner thereof for all purposes, and accordingly shall not be bound to recognize any legal, equitable or other claim to or interest in such share or shares on the part of any other person whether or not it or they shall have express or other notice thereof.

     Section 6.03 Regulations. Subject to the provisions of this Section 6 and of the articles of incorporation, the board of directors may make such rules and regulations as they may deem expedient concerning the issuance, transfer, redemption and registration of certificates for shares of the corporation.

     Section 6.04 Maintenance of Share Book at Principal Place of Business. A share book (or books where more than one kind, class or series of shares is outstanding) shall be kept at the principal place of business of the corporation, or at such other place as the board of directors shall determine, containing the names alphabetically arranged of original shareholders of the corporation, their addresses, their interest, the amount paid on their shares, and all transfers thereof and the number and class of the shares held by each. Such share books shall at all reasonable hours be subject to inspection by persons entitled by law to inspect the same.

     Section 6.05 Transfer Agents and Registrars. The board of directors may appoint one or more transfer agents and one or more registrars with respect to the certificates representing shares of the corporation, and may require all such certificates to bear the signature of either or both. The board of directors may from time to time define the respective duties of such transfer agents and registrars. No certificate for shares shall be valid until countersigned by a transfer agent, if at the date appearing thereon the corporation had a transfer agent for such shares, and until registered by a registrar, if at such date the corporation had a registrar for such shares.

        Section 6.06 Closing of Transfer Books and Fixing of Record Date.

     (a) The board of directors shall have power to close the share books of the corporation for a period of not to exceed 50 days preceding the date of any meeting of shareholders, or the date for payment of any dividend, or the date for the allotment of rights, or capital shares shall go into effect, or a date in connection with obtaining the consent of shareholders for any purpose.

     (b) In lieu of closing the share transfer books as aforesaid, the board of directors may fix in advance a date, not exceeding 50 days preceding the date of any meeting of shareholders, or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital shares shall go into effect, or a date in connection with obtaining any such consent, as a record date for the determination of the shareholders entitled to a notice of, and to vote at, any such meeting and any adjournment thereof, or entitled to receive payment of any such dividend, or to any such allotment of rights, or to exercise the rights in respect of any such change, conversion or exchange of capital stock or to give such consent.

     (c) If the share transfer books shall be closed or a record date set for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for or such record date shall be at least ten days immediately preceding such meeting.

     Section 6.07 Lost or Destroyed Certificates. The corr)oration may issue a new certificate for shares of the corporation in place of any certificate theretofore issued by it, alleged to have been lost or destroyed, and the board of directors may, in their discretion, require the owner of the lost or destroyed certificate or his legal representatives, to give the corporation a bond in such form and amount as the board of directors may direct, and with such surety or sureties as may be satisfactory to the board, to indemnify the corporation and its transfer agents and registrars, if any, against any claims that may be made against it or any such transfer agent or registrar on account of the issuance of such new certificate. A new certificate may be issued without requiring any bond when, in the judgment of the board of directors, it is proper to do so.



                                          ARTICLE VII

                           EXECUTIVE COMMITTEE AND OTHER COMMITTEES

     Section 7.01 How Constituted. The board of directors may designate an executive committee and such other committees as the board of directors may deem appropriate, each of which committees shall consist of two or more directors. Members of the executive committee and of any such other committee shall be designated annually at the annual meeting of the board of directors; provided, however, that at any time the board of directors may abolish or reconstitute the executive committee or any such other committee. Each member of the executive committee and of any such other committee shall hold office until his successor shall have been designated or until his resignation or removal in the manner provided in these Bylaws.

     Section 7.02 Powers. During the intervals between meetings of the board of directors, the executive committee shall have and may exercise all powers of the board of directors in the management of the business and affairs of the corporation, except for the power to fill vacancies in the board of directors or to amend these Bylaws, and except for such powers as by law may not be delegated by the board of directors to an executive committee.

     Section 7.03 Proceedings. The executive committee, and such other committees as may be designated hereunder by the board of directors, may fix its own presiding and recording officer or officers, and may meet at such place or places, at such time or times and upon such notice (or without notice) as it shall determine from time to time. It will keep a record of its proceedings and shall report such proceedings to the board of directors at the meeting of the board of directors next following.

     Section 7.04 Quorum and Manner of Acting. At all meetings of the executive committee, and of such other committees as may be designated hereunder by the board of directors, the presence of members constituting a majority of the total authorized membership of the committee shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the members present at any meeting at which a quorum is present shall be the act of such committee. The members of the executive committee, and of such other committees as may be designated hereunder by the board of directors, shall act only as a committee and the individual members thereof shall have no powers as such.

     Section 7.05 Resignations. Any member of the executive committee, and of such other committees as may be designated hereunder by the board of directors, may resign at any time by delivering a written resignation to either the president, the secretary or assistant secretary or to the presiding officer of the committee of which he is a member, if any shall have been appointed and shall be in office. Unless otherwise specified therein, such resignation shall take effect upon delivery.

     Section 7.06 Removal. The board of directors may at any time remove any member of the executive committee or of any other committee designated by it hereunder either for or without cause.

     Section 7.07 Vacancies. If any vacancy shall occur in the executive committee or of any other committee designated by the board of directors hereunder, by reason of disqualification, death, resignation, removal or otherwise, the remaining members shall, until the filling of such vacancy, constitute the then total authorized membership of the committee and, provided that two or more members are remaining, continue to act. Such vacancy may be filled at any meeting of the board of directors.

     Section 7.08 Compensation. The board of directors may allow a fixed sum and expenses of attendance to any member of the executive committee, or of any other committee designated by it hereunder, who is not an active salaried employee of the corporation for attendance at each meeting of the said committee.

     ARTICLE VIII INDEMNIFICATION Section 8.01 Indemnification: Third Party Actions. The corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, T)ending, or completed action, suit, or proceedings, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the corporation), by reason of the fact that he is or was a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with any such action, suit, or proceeding, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contenders or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

     Section 8.02 Indemnification: Corporate Actions. The corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and except that no indemnification shall be made in respect of any claim, issue, or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the corporation unless and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

     Section 8.03 Determination. To the extent that a director, officer, employee, or agent of the corporation has been successful on the merits or otherwise in defense of any action, suit, or proceeding referred to in Sections
8.01 and 8.02 hereof, or in defense of any claim, issue, or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith. Any other indemnification under Sections 8.01 or 8.02 hereof shall be made by the corporation upon a determination that indemnification of the director, officer, employee, or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in Sections 8.01 or 8.02 hereof. Such determination shall be made either (I) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit, or proceeding, or (ii) by independent legal counsel in a written opinion, or (iii) by the shareholders by a majority vote of a quorum of shareholders at any meeting duly called for such purpose.

     Section 8.04 General Indemnification. The indemnification provided by this section shall not be deemed exclusive of any other indemnification granted under any provision of any statute, in the corporation's articles of incorporation, these

     Bylaws, agreement, vote of shareholders or disinterested directors, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent, and shall inure to the benefit of the heirs and legal representatives of such a person.

     Section 8.05 Advances. Expenses incurred in defending a civil or criminal action, suit, or proceeding as contemplated in this Section may be paid by the corporation in advance of the final disposition of such action, suit, or proceeding upon a majority vote of a quorum of the board of directors and upon receipt of an undertaking by or on behalf of the director, officer, employee, or agent to repay such amount or amounts unless it ultimately be determined that he is to be indemnified by the corporation as authorized by this section.

     Section 8.06 Scope of Indemnification. The indemnification authorized by this section shall apply to all present and future directors, officers, employees, and agents of the corporation and shall continue as to such persons who cease to be directors, officers, employees, or agents of the corporation, and shall inure to the benefit of the heirs, executors, and administrators of all such persons and shall be in addition to all other indemnification permitted by law.

     Section 8.07 Insurance. The corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise against any liability asserted against him and incurred by him in any such capacity or arising out of his status as such, whether or not the corporation would have the power to indemnify him against any such liability under the laws of the state of incorporation, as the same may hereafter be amended or modified.

                                          ARTICLE IX
                                          FISCAL YEAR

     The fiscal year of the corporation shall be fixed by resolution of the board of directors.

                                           ARTICLE X
                                           DIVIDENDS

     The board of directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by the articles of incorporation and by law.

                                          ARTICLE XI
                                          AMENDMENTS

     All Bylaws of the corporation, whether adopted by the board of directors or the shareholders, shall be subject to amendment, alteration or repeal, and new Bylaws may be made, except that:

     (a) No Bylaw adopted or amended by the shareholders shall be altered or repealed by the board of directors;

     (b) No Bylaw shall be adopted by the board of directors which shall require more than a majority of the voting shares for a quorum at a meeting of shareholders, or more than a majority of the votes cast to constitute action by the shareholders, except where higher percentages are required by law; provided, however, that

          (i)if any Bylaw regulating an impending election of directors is adopted or amended or repealed by the board of directors, there shall be set forth in the notice of the next meeting of the shareholders for the election of directors, the Bylaws so adopted or amended or repealed, together with a concise statement of the changes made; and

          (ii)no amendment, alteration or repeal of this Section 11 shall be made except by the shareholders.

                                   CERTIFICATE OF SECRETARY


          The undersigned does hereby certify that he/she is the secretary of Summa Vest, Inc., a corporation duly organized and existing under and by virtue of the laws of the state of Utah; that the above and foregoing Bylaws of said corporation were duly and regularly adopted as such by the board of directors of said corporation, at the meeting of said board, which was duly and regularly held on the 29th day of July, 1985, and that the above and foregoing Bylaws are now in full force and effect and supersede and replace any prior bylaws of the corporation.

        DATED this 29th day of July, 1985.


                                                    /S/ Gayle Crump
                                                    Secretary

                                ACTION BY UNANIMOUS CONSENT OF

                                  THE BOARD OF DIRECTORS OF

                                       SUMMA VEST, INC.

   The undersigned, constituting all of the duly elected and incumbent directors of Summa Vest, Inc., a Utah corporation (the "Company"), do hereby adopt the following resolution in accordance with Section 16-10a-821 of the Utah Revised Business Corporation Act, effective as of the latest date hereof:

   RESOLVED that the Company does hereby opt out of the Utah Control Share Acquisitions Act, Utah Code Annotated Secion 61-6-2 et seq.



Date:11/07/96                         By/s/CHRISTOPHER D. EARL
                                      Christopher D. Earl,
                                      Director and President



Date:11/09/96                         By/S/DON C. MORRISON
                                      Don C. Morrison
                                      Director and Vice-Pres.



Date:11/06/96                         By/S/JEFF D. JENSON
                                      Jeff D. Jenson
                                      Sec'y./Tres.