Form 10QSB
period 1996-06-30
SUMMA VEST INC
filed 1996-11-15
CIK 780882

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

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

                                SUMMA VEST, INC.
                                  BALANCE SHEET
                                  June 30, 1996

                                                                          6/30/96
                                                                        [Unaudited]
ASSETS

      Assets                                                        $                0
                                                                      -----------------

TOTAL ASSETS                                                        $                0
                                                                      =================

LIABILITIES & EQUITY
      Current Liabilities                                           $           23,372
      Loans from Shareholders                                                    1,851

TOTAL LIABILITIES                                                   $           25,223
                                                                      -----------------

EQUITY
      Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued
         and outstanding 18,154,000 shares                          $           18,154
      Additional paid in capital                                               304,018
      Accumulated Deficit                                                     (347,395)
                                                                      -----------------
      Stockholders' Deficit                                                    (25,223)

           Total Liabilities and Stockholders' Deficit              $                0
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

                                SUMMA VEST, INC.
                             STATEMENT OF OPERATIONS
 For the Three-Month and Six-Month Periods Ended June 30, 1996 and June 30, 1995

                                                      Three Months      Three Months        Six Months       Six Months
                                                        Ended             Ended              Ended              Ended
                                                       6/30/96           6/30/95            6/30/96            6/30/95
                                                   ----------------   ---------------   ----------------   ----------------
                                                      [Unaudited]        [Unaudited]       [Unaudited]       [Unaudited]

REVENUE:

     Revenues from operations                    $               0  $              0  $               0  $               0
                                                   ----------------   ---------------   ----------------   ----------------

NET REVENUE                                                      0                 0                  0                  0

OPERATING EXPENSES
     Professional Expenses                       $              75  $              0  $             704  $               0

                                                   ----------------   ---------------   ----------------   ----------------
TOTAL OPERATING EXPENSES
         Net Income Before Taxes                               (75)                0               (704)                 0

         Income taxes                                            0                 0                  0                  0
                                                   ----------------   ---------------   ----------------   ----------------

         Net Loss                                $             (75) $              0  $            (704) $               0
                                                   ================   ===============   ================   ================

Loss per share                                   $           (0.01)            (0.01)             (0.01)             (0.01)
                                                   ================   ===============   ================   ================

Weighted Average Shares Outstanding                     18,154,000        18,154,000         18,154,000         18,154,000
                                                   ================   ===============   ================   ================





                                SUMMA VEST, INC.
                            STATEMENTS OF CASH FLOWS
 For the Six-Month and Three-Month Periods Ended June 30, 1996 and June 30, 1995

                                                                Six Months           Six Months       Three Months     Three Months
                                                                  Ended                 Ended            Ended            Ended
                                                                 6/30/96               6/30/95          6/30/96          6/30/96
                                                             -----------------     ----------------  --------------    ------------
                                                               [Unaudited]           [Unaudited]      [Unaudited]      [Unaudited]


Cash Flows Used For Operating Activities
---------------------------------------------------
Net Loss                                                   $             (704)   $               0  $         (75)   $           0
Adjustments to reconcile net income
   to net cash used for operating
  activities:
        Expenses Paid by Shareholders                                     704                    0             75                0
                                                             -----------------     ----------------   -------------    ------------
            Net Cash Used For Operating Activities

Cash Flows Provided by Financing Activities
---------------------------------------------------

Net Increase In Cash/(Loss) In Cash                                         0                    0              0                0

Beginning Cash                                                              0                    0              0                0
                                                             -----------------     ----------------   -------------    ------------

Ending Cash                                                $                0    $               0  $           0    $           0
                                                             =================     ================   =============    ============


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 1996, or since December 30, 1993. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Nevada and keeping its reports "current" with the Securities and Exchange Commission. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations.

     The Company has had no operations since December, 1993. During the quarterly period covered by this Report, the Company received no revenue and had $75 in expenses that were paid by a shareholder. The Company currently has no liquidity.


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