Form 10KSB40
period 1996-12-31
APPLIED VOICE RECOGNITION INC /DE/
filed 1997-03-31
CIK 780882

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
--------------------------------------------------------------------------------

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                   For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         APPLIED VOICE RECOGNITION, INC.
             (Exact name of registrant as specified in its charter)


Commission file number:  33-1210-D

              Utah                                  87-042552
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)

4615 Post Oak Place, Suite 111, Houston, Texas         77027
  (Address of Principal Executive Office)            (Zip Code)

                                  713-621-5678
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [X]       No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the 12 months ended December 31, 1996 were $374,697.

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on March 26, 1997 was $3.81. As of March 26, 1997 registrant has 10,829,602 shares of Common Stock outstanding.

                                TABLE OF CONTENTS
             ITEMS                                                         PAGE
                                     PART I                                ----

ITEM 1.    BUSINESS...........................................................3

ITEM 2.    PROPERTIES.........................................................8

ITEM 3.    LEGAL PROCEEDINGS..................................................8

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................8

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS................................................9

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................9

ITEM 7.    FINANCIAL STATEMENTS..............................................11

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNT AND FINANCIAL DISCLOSURE..................................11

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT........11

ITEM 10.   EXECUTIVE COMPENSATION............................................13

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT....................................................13

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................14

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K..................................15

                                     PART I
ITEM 1.           BUSINESS

         The Company develops, markets and supports original applications for automated speech recognition systems used to create documents and interact with computers by voice. In the first quarter 1995, the Company introduced VOICECOMMANDER, a discrete and continuous speech product designed for creating general purpose written documents by voice. The Company believes that there is a potentially large market for voice-activated general purpose, free text, document creation technology for the generation of letters, memos, articles, books and other written materials and custom applications specific to industry demands.

         In December 1996, the Company, formerly known as Summa Vest, Inc., a Utah corporation incorporated in July 1985, acquired all of the issued and outstanding shares of capital stock of Applied Voice Recognition, Inc., a Delaware corporation ("Subsidiary"). In connection with such acquisition, the company issued an aggregate of 9,073,000 shares of authorized but unissued common stock, $0.001 par value, to the shareholders of Subsidiary ("Shareholders"). The Shareholders exchanged an aggregate of 9,073,000 shares of Subsidiary common stock for the 9,073,000 shares of Company common stock. Currently therewith, the Company issued 949,400 shares of common stock to certain consultants, for services rendered, in non-capital raising transactions, pursuant to a registration statement filed on Form S-8 and 204,404 shares of common stock to an entity for services rendered pursuant to Regulation S. Furthermore, concurrently with the reorganization, the Company issued 380,000 shares of common stock at a subscription price of $2.00 per share, to be utilized for working capital. Of the 380,000 shares of Company common stock issued, 105,000 shares were issued pursuant to Regulation S and 275,000 shares were issued pursuant to Regulation D. Upon the closing of the reorganization, the Company changed its name to Applied Voice Recognition, Inc.

         In connection with the reorganization, Christopher Earl, Don Morrison and Jeffrey Jenson resigned as directors and officers and were replaced by the following: Timothy J. Connolly, Chairman of the Board of Directors, President, and Chief Executive Officer; Jan Carson Connolly, Vice President - Operations, Marketing and Director; H. Russel Douglas, Vice President - Research and Development and Director; Akin Olajuwon, Director; Jesse Marion, Director; and David Klausmeyer, Director. These persons will hold office until the next respective annual meeting of the stockholders and directors or until their respective successors have been elected and qualified or their prior resignations or terminations.

         Upon the closing of the above-referenced transactions, there were 10,729,602 shares of Company common stock outstanding.

MARKET OVERVIEW

         The creation of written documents is a fundamental activity in the professional, business and governmental worlds. The traditional text creation methods, including handwriting, dictation or typing on a keyboard, suffer from limitations that can make the process inefficient, slow or inaccurate. Voice-activated text creation can provide significant productivity gains compared with the other methods now available, combining the speed of dictation with the advantages of immediate inspection and correction. The ability to create text through a voice-activated system can eliminate traditional transcription and editing steps. The Company believes many organizations have significant transcription problems, such as high cost, slow turnaround time, and overall poor report quality, and could use speech recognition technology to improve their report generation systems.

         The market for voice-activated document creation has two principal segments: "structured" reporting and general or free text document creation. Structured reports have an underlying logical and organized framework or structure. The need to create such reports is prevalent in the professional, business and governmental worlds, such as the medical, financial service and legal fields.

         The other principal market segment is the general purpose, free text, document creation market, where speech input is used to create written materials in a variety of forms, such as letters, memos, articles and books, without constraints as to vocabulary or structure. The Company believes that the future expansion of this market will depend in part on the advancement of speech recognition technology by the Company and on continuing price and performance improvements in personal computers, as new generations of microprocessors are developed and introduced. The current focus of the Company's marketing efforts for VOICECOMMANDER, its general purpose, free text, document creation product, is anyone who wishes to simplify their word processing needs and individuals who do not have full use of their hands. The Company's strategy is to address a broader market as the cost of the Company's discrete speech recognition system and the cost of third party computer hardware continues to decrease.

         In addition to facilitating document creation, the Company believes that its original application development capabilities and speech recognition technology can be the basis for a user interface with computers which is more natural and in most cases faster than existing alternatives.

STRUCTURED REPORTING

         The structured reporting group under development includes:
SPEECHCOMMANDER, used primarily by educational institutions, the disabled, and entry level business users; CADCOMMANDER, used primarily by engineers and architects; LAWCOMMANDER, used primarily by attorneys; and VOICECOMMANDER, used primarily by business users and other professionals. Each of these applications has a targeted vocabulary specific to the primary user group and a general vocabulary of approximately 120,000 words up to 180,000 words.

         The products in the structured reporting market have the potential to provide significant productivity improvements in a cost effective manner. The targeted markets have a particularly vital need for the production and distribution of timely, complete, accurate and legible documents.

         The Company believes that its voice-activated reporting systems can assist professionals in responding to the needs of their industry for creation of timely, complete and accurate documents. The use of voice- activated reporting systems permits the creation of high quality documents in less time than is required by conventional methods, permitting professionals to spend more time with customers or clients and less time documenting the work product.

SPEECH RECOGNITION TECHNOLOGY

         Automated speech recognition occurs in three major stages. In the SIGNAL PROCESSING STAGE, analog sound signals are converted to digital signals. The stream of digital information is analyzed for acoustic- phonetic content and transformed into discrete segments of information that can be processed in the next stage. In the PHONETIC ANALYSIS STAGE, the information from the signal processing stage is compared with a database of known vocabulary items of sublexical units (word fragments). The output of this stage is a list of candidate words or other units which is examined more closely in the following stage. In the FINAL RECOGNITION STAGE, words or other units which are recognition candidates are evaluated to determine which one is most likely to be the word spoken. In the simplest systems, the selection of the best candidate is done strictly on the basis of phonetic analysis. In more sophisticated systems, such as the Company's products, other factors, such as syntax and other statistical analyses, may be used to eliminate some candidates and confirm others.

         Speech recognition systems relying on a "pattern matching" approach to comparing input signals (spoken words) with stored reference patterns (vocabulary items) have serious limitations due to the large amount of variability in how individuals pronounce words without changing their meaning. Words may be spoken in many different ways; for example, slowly or rapidly, in different dialects, crisply or hoarsely, or slurred.

         A variety of approaches have been explored to enhance the accuracy of computer speech recognition. One is the statistical approach in which probabilities of different pronunciations are estimated by examining many examples of previously recognized speech. This approach requires in-depth knowledge of the statistical relationships of all the words in the vocabulary and thus is computationally intensive, and the addition of new words to the vocabulary may be difficult. Another approach is based on recognition of phonemes, the basic sound combinations from which words are built. There are far fewer phonemes than words, and the difficulty of recognizing words is substantially reduced if phonemes can be recognized very accurately. The disadvantage of the phoneme recognition approach used alone is that there is a high variability in the pronunciation of phonemes. In addition, phonemes are frequently slurred or omitted entirely by some speakers in certain circumstances. Finally, another approach is based on linguistics, and applies grammatic and syntactic rules in determining the most likely word used in a specific context. By taking into account the structure of language, the system can increase the accuracy of its decision making process.

SPEECH RECOGNITION APPLICATIONS

         The Company believes that voice recognition will become successful by carefully designing solutions specific to the requirements of the customer. AVR has surveyed computer users and non-users alike. The result of this research has identified the consumers' desire to solve everyday professional and personal requirements using voice recognition programs. The more carefully these expectations and requirements are defined, the more likely a successful voice recognition solution can be implemented.

         As a result of extensive research in the legal, business, engineering, education, retailing, government, architecture and aerospace industries, the Company has identified a demand for an entire line of voice recognition products specifically tailored for the needs of these industries. Management believes that these products should be fully developed and marketed within the next 12 months. Other applications are in prototype, with patents pending, with expected product delivery within the next 24 months.

         The Company intends to continue specializing in developing applications which incorporate the improving technology provided by the major voice recognition engine suppliers, such as IBM, Dragon Dictate, Kurzweil, ATT Watson and others. AVR principals and employees have an aggregate of 50 years of experience in computing and voice recognition development and the Company believes they have assembled one of the most skilled and creative teams in the development of voice recognition applications available today.

SPEECH RECOGNITION MARKET(1)

         Indications point to the fact that both public awareness and utilization of voice-recognition technology will increase significantly in the next few years. All of the market segments identified by Voice Information Associates ( a national voice recognition research firm) estimate growth at an overall average rate of 28.4% annually, with average growth rates for each individual segment ranging from 18.0% - 33.4% over the same period. Management believes that companies offering more sophisticated voice recognition products will find application developers adopting the technology and looking to develop applications on high-speed platforms.

         In the three-to-six- year time frame voice recognition is projected to become an integral part of all computers and completely accepted for applications such as legal and medical dictation as well as various telephone-based applications. Many of these applications will be driven by the acceptance of consumers and development of natural interfaces for voice recognition with computers.

         By the end of the decade, management believes that virtually all computer users will be utilizing speech recognition in one form or another. It is expected that voice will become one of the major input and output modalities for "smart" machines - whether computers or hybrid "infocomputainment" centers. Even palm-top devices will not be excluded from this trend. The new intelligent hybrid machines will provide information and reports from voice dialogs and be capable of restricting access to authorized users at various levels of voice verification security. Integrated telephone/PC devices will allow sophisticated real-time language translation.
-------------
(1)  The above information obtained from Voice Information Associates,
     January, 1996.

SUPPORT SERVICES

         Achieving a high level of customer satisfaction is a priority of the Company. To this end, the Company offers a number of services to assist the customer in becoming a successful user at no additional charge to the customer. These services include in-house and regional training programs, on-site installation and training, a hot-line for telephone support during the warranty period (available 8:00 a.m. to 6:00 p.m., Central Standard Time, Monday through Friday), an on-line tutor program for new users, and an extensive package of documentation. The Company has a site implementation program that is designed to assist professionals in planning the introduction of voice products into their departments. As part of this program, the Company's employees act as consultants, bringing with them their first-hand knowledge of how best to integrate the Company's products into their environments.

         Generally, the Company's products include a one year warranty that the products will be free from defects in materials and workmanship and that the software will perform in accordance with applicable specifications. The Company is obligated to repair or replace, at its option, any products that do not meet the warranty.

         The Company offers annual maintenance agreements for extended technical support. The Company put in place a program to emphasize to its customers the benefit of its maintenance contracts. These benefits include upgrades of the Company's software, replacement of defective hardware components and continued access to the hot-line for telephone support.

MANUFACTURING

         For software production, the Company's product development organization produces a set of master diskettes or compact disks and documentation for each product. Software duplication, assembly and shipping are performed by the Company's manufacturing organization.

         To date, the Company has not experienced any material difficulties or delays in production of its hardware and software and related documentation and packaging.

COMPETITION

         The speech recognition industry is highly competitive and characterized by rapidly advancing technology. In order to maintain or improve its position in this industry, the Company must enhance its current products continually and develop and introduce new products which address the rapidly changing needs of the marketplace. The Company expects to encounter significant competition in the broader market for the creation of general purpose documents by voice and other speech recognition products. Many companies, including Microsoft, AT&T and Apple, have either announced or are known to be involved in speech recognition research and development activities. Dragon Systems, Inc. sells a large vocabulary speech recognition product. IBM has announced two large vocabulary, speaker-dependent products for operation on its RS/6000 system and has demonstrated large vocabulary speaker-dependent technology running on a personal computer. Similarly, in Japan, Nippon Telegraph and Telephone Corporation, NEC Corporation, Fujitsu Limited and Hitachi, Ltd. have either announced or are known to be involved in Japanese language speech recognition research and development activities, including the Advanced Telephony Research project, a consortium of Japanese companies and universities seeking to develop a telephone that translates speech from one language to another. Many of the Company's potential competitors in this market have financial, technical and marketing resources that are substantially greater than those available to AVR.

PROPRIETARY RIGHTS

         The Company regards its software as proprietary and relies on a combination of copyright and trade secret laws in attempting to protect its rights. The Company enters into software license agreements with end-users of its products. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The Company has applied for four United States patents on various aspects of its speech recognition technology, and all four applications are pending. There can be no assurance that any patents will be issued or, if issued, will provide the Company with significant protection against competitors. Certain of the Company's competitors have obtained and the Company believes that certain of its competitors are seeking patent protection on various aspects of their speech recognition technology. Substantially all of its competitors have significantly greater resources than the Company. The Company believes that, because of the rapid pace of technological change in the software industry, factors such as the technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position than are the various legal protections of its technology.

EMPLOYEES

         As of February 28, 1997, the Company has 25 employees and consultants, including nine in marketing, sales and support, six in product research and development, two in manufacturing, systems integration and testing and eight in management, finance and administrative activities. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

ITEM 2.           PROPERTIES

         The Company presently leases approximately 4,165 square feet for its corporate office located at 4615 Post Oak Place, Suite 111, Houston, Texas 77027. The lease provides for a basic rental rate of approximately $4,425 per month and expires on January 31, 2001.

ITEM 3.           LEGAL PROCEEDINGS

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

         On February 5, 1997, the Company began trading its common stock on the Nasdaq OTC Electronic Bulletin Board. The following table shows, for the period indicated, the high and low closing bid prices of the Company common stock as reported by Nasdaq. Any market for the common stock should be considered sporadic, illiquid and highly volatile. Prices reflect inter-dealer quotations, without adjustment for retail markup, markdowns or commissions, and may not represent actual transactions.

The stock's trading range since listing on NASDAQ is as follows:

                  1997 FISCAL YEAR                   HIGH             LOW
                  ----------------                   -----           -----
                     1st Quarter                     4 1/8           2 1/2
              (Commencing February 5, 1997)

         As of March 26, 1997, there were approximately 350 holders of record of the Company's common stock. The Company has not paid any dividends on its common stock and expects to retain any future earning for use in its business development.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

GENERAL

         The Company and its predecessors are engaged in business of developing and selling Micro-Computer Voice Recognition Software to commercial and government markets. Revenue is recognized by the Company when purchase orders are signed. (Description of capitalized software development costs, if applicable). Research and development costs are charged to expense as incurred. For the fiscal years 1996 and 1995, research and development costs were $112,323 and $39,535 respectively. Management expects that additional amounts will be expended on research and development for future periods. Among the principal costs to market and sell the Company's products are advertising and promotion costs, sales, salaries and commissions, and general and administrative expenses.

RESULTS OF OPERATIONS

         1996 Fiscal Year and 1995 Fiscal Year.

         Net sales for the 1996 fiscal year were $274,697 versus $422,697 for 1995 fiscal year, a decrease of 35 percent. This decrease is primarily due to an increased emphasis on software sales and a decreased emphasis on hardware sales resulting in a lower cost per unit.

         Cost of sales was $217,855 in 1996 versus $290,435 in 1995, a decrease of 25 percent. The decrease was the result of less sales effected in 1996.

         The Company's gross margin in 1996 was $156,842 versus $132,260 in 1995, an increase of 18.6 percent. This increase was primarily due to lower costs resulting in higher margins.

         Selling expenses increased to $167,233 in 1996 from $113,592 in 1995, an increase of 47.2 percent. This increase was primarily due to the addition of sales personnel.

         General and administrative expenses decreased to $273,464 in 1996 from $230,018 in 1995, a decrease of 18.9 percent. This decrease is primarily due to management implementing salary reductions.

         Research and development costs increased to $112,323 in 1996 from $39,535 in 1995, an increase of 184.1 percent. This increase is primarily due to the addition of new programmers for product development.

         The net loss in 1996 was $404,875 compared with a net loss of $352,883 in 1995 an increase of 14.7 percent. The increase in the amount of loss was due to an overall increase in programming and sales staff.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had working capital of $387,586, compared to a working capital deficit of $35,605 at December 31, 1995. This increase in the Company's working capital was primarily due to the sale of 430,311 shares of Company common stock for gross proceeds of $860,623. At December 31, 1996, the Company had stockholders equity of $267,539, which reflected the private placement of shares in October 1996.

         Net cash used by operating activities was $437,412 and $66,042 in 1996 and 1995 fiscal years, respectively. The increase in net cash used by operating activities resulted largely from an increase in the net loss in fiscal 1996 as well as the payment of certain compensation which was accrued in 1995. Net cash provided by financing activities was $955,464 and $95,031 in 1996 and 1995, respectively. The significant increase in net cash provided by the financing activities resulted primarily from the $145,000 of cash loaned by stockholders and $826,886 of cash contributed by stockholders.

         The Company has financed its growth primarily through borrowings from its stockholders, as well as from the sale of its common stock. The Company has not entered into any loan agreements with any financial institution. As of December 31, 1996, the Company's sources of internal/external financing were limited. It is not expected that internal sources of liquidity will improve until net cash is provided by operating activities, and until such time, the company will rely upon external sources for liquidity. There can be no assurance that the Company will be able to obtain additional cash resources from the sale of its securities unreasonable terms, if at all. Management believes, however, that its current cash position will provide adequate liquidity to meet the Company's capital requirements for the balance of 1997. Lower than expected revenues resulting from adverse economic conditions or otherwise, could restrict the Company's ability to expand its business as planned, and if severe enough, may shorten the period during which its current cash proceeds may be expected to satisfy the Company's capital requirements. As of December 31, 1996, the Company has no material capital commitments.

ITEM 7.           FINANCIAL STATEMENTS

Information with respect to this item is set forth in the "Index" to Consolidate Financial Statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE

         In December of 1996, the Company merged with Summa Vest, Inc., an inactive "publicly traded shell," and a transaction accounted for as a "reverse merger": using the purchase method of accounting. The independent Certified Public Accounts for Summa Vest, Inc. were Mantyla, McReynolds & Associates, which accounting firm audited Summa Vest, Inc.'s financial statements for the fiscal years ended December 31, 1995 and 1994. Malone & Bailey, PLLC. has audited the financial statements of the Company for the last two years. The Company did not have any disagreement with the principal independent accountant for Summa Vest, Inc. on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         As of the date hereof Company's directors and executive officers are:

    NAME                     AGE     POSITION
    ----                     ---     --------
    Timothy J. Connolly       43     Chief Executive Officer, President and
                                     Chairman of the Board
    Jan Carson Connolly       47     Vice President - Operations and Director
    H. Russel Douglas         44     Vice President - Research and Development
                                     and Director
    G. Edward Powell          60     Director
    Jesse Marion              42     Director

         TIMOTHY J. CONNOLLY has served as chairman of the board, chief executive officer and president of the Company since August 1996. Mr. Connolly founded Applied Voice Technology, L.P. (the Company's predecessor) in November 1994 and served as its managing partner until August 1996. In 1984, Mr. Connolly formed Post Oak Financial Corporation, an investment and mortgage banking firm, and served as president of that corporation until October 1994. Mr. Connolly graduated from Texas A&M University with an undergraduate degree in marketing and management, and a Masters Degree in business administration. In December 1989, Mr. Connolly filed for protection under Chapter 7 of the Federal Bankruptcy Code, which petition was discharged in October 1992.

         JAN CARSON CONNOLLY has served as vice president of operations and marketing and a director of the Company since August 1996. From September 1995 until August 1996, Ms. Carson Connolly was employed by Applied Voice Technology, L.P. Ms. Carson Connolly was a news anchor and reporter for KPRC-TV in Houston, Texas, from September 1983 through August 1995. Ms. Carson Connolly has over 24 years experience in television broadcast and journalism during which time she was employed by five television stations as a writer, producer, editor, reporter and news anchor and she is familiar with all aspects of communication, media, advertising and marketing.

         H. RUSSEL DOUGLAS has served as vice president of research and development and a director of the Company since August 1996. Mr. Douglas was employed by Applied Voice Technology, L.P. from August 1995 through August 1996. From 1989 through August 1995, Mr. Douglas was senior manager of Legent Corporation, an international computer software company, where Mr. Douglas was responsible for development and worldwide support of Legent's systems product line.

         G. EDWARD POWELL has served as a director of the Company since March 1997. Mr. Powell joined the professional staff of Price Waterhouse & Co. in June 1959. In 1972, he was admitted to the partnership and in 1973 was appointed managing partner of the Houston Metropolitan Department, a multidisciplinary practice unit dedicated to serving middle market businesses. In 1976, he was assigned a three month tour of duty in the firm's national office in New York. In 1982, he was appointed to the position of managing partner of the Houston office and retained that position until his retirement in 1994. Mr. Powell received a BBA in accounting from Texas A&M University in May 1959.

         JESSE MARION has served as a director of the Company since August 1996. Mr. Marion served as president of Seitel Data, Ltd., a wholly-owned subsidiary of Seitel, Inc., a NYSE listed company from January 1993 to May 1996. Mr. Marion also served as a director of Seitel, Inc. Mr. Marion also served as vice president of sales of Seitel, Inc. from April 1992 through May 1996. From January 1989 through March 1992, Mr. Marion was executive vice president for First Seismic, Inc., a Nasdaq listed company. Mr. Marion currently serves as a director for Citadel Computer Systems, Inc., a Nasdaq -- OTC Electronic Bulletin Board company.

         CHARLES W. SKAMSER will become the Company's President and Chief Operating Officer effective April 1, 1997. From 1991 through November 1996, Mr. Skamser was a co-founder and served as Vice President of Worldwide Business Development for Dynast Technologies, a leading provider of enterprise class client/server application development tools. Prior to 1991, Mr. Skamser co-founded and served as an executive with several high technology companies that were successfully sold. Mr. Skamser graduated from Macalaster College with a degree in Political Science and Economics in 1981.

         All directors are elected to serve for a term of one year or until the next annual meeting of shareholders, whichever first occurs, and until their respective successors are elected and qualified. The officers of the Company are elected by the board of directors. Officers have the authority and responsibilities which are normally incident to their offices and as given them by the board of directors, and each hold office until his successor is elected and qualified unless a different term is specified by the board. There are no family relationships among the directors and officers of the Company, except for Timothy J. Connolly and Jan Carson Connolly, who are husband and wife. None of the directors receive any compensation or reimbursement of out-of-pocket expenses to attend board meetings.

EMPLOYMENT AGREEMENTS

          In August 1996, the Company entered into a three year employment agreement with Mr. Connolly, providing for an annual salary of $132,000 commencing in 1997. In August 1996, the Company entered into a three year employment agreement with Mr. Douglas, providing for an annual salary of $120,000 commencing in 1997. In August 1996, the Company entered into a three year employment agreement with Jan Carson Connolly, providing for an annual salary of $90,000 commencing in 1997.


ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by the Company to the Chief Executive Officer for services rendered in all capacities during the fiscal year ended December 31, 1996. One other executive officer received compensation in excess of $100,000 for the fiscal year ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION
                                                                                         LONG-TERM
                                         ANNUAL COMPENSATION                            COMPENSATION
                                     --------------------------         -----------------------------------------
NAME AND PRINCIPAL       FISCAL                    OTHER ANNUAL          STOCK                         ALL OTHER
    POSITION             YEAR        SALARY        COMPENSATION         ISSUANCES     OPTIONS         COMPENSATION
--------------           -----       ------        -------------        ---------     -------         ------------
Timothy J Connolly,      1996        $ 15,000        $   0                  --           --                --
                                                                         ---------     -------         ------------
Chief Executive          1995        $ 20,000(1)     $ 750(2)

 Officer                 1994        $      -        $   -                  --           --                --
--------------           -----       ---------        -----------        ---------     -------         ------------

---------------
1 Paid by Applied Voice Technology, L.P. a predecessor entity.
2 Comprised of a car allowance.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT

          The following table sets forth the number and percentage of outstanding shares of Company Common Stock owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, and (iii) all officers and directors as a group.

NAME AND ADDRESS OF                    NUMBER OF SHARES OF        PERCENT OF
BENEFICIAL OWNER(1)                       COMMON STOCK              VOTING
                                       BENEFICIALLY OWNED           POWER
Voice Technologies Partners, L.P...       5,920,000 (2)             54.6%
Timothy J. Connolly................       6,102,500 (2)(3)          55.9%
Jan Carson Connolly................       5,950,000 (2)(4)          54.8%
H. Russel Douglas..................       5,957,500 (2)(5)          54.8%
Akinola S. Olajuwon................       1,286,500 (6)             11.9%
Jesse Marion.......................       1,286,500 (6)             11.9%
Hakeem, Inc........................       1,000,000 (7)              9.2%
All officers and directors
 as a group (5 persons)............       7,456,500 (8)             66.9%
-----------------------
(*)  less than 1%

(1)  The addresses for the above-referenced persons are at the Company.

(2) Mr. Connolly, Ms. Carson Connolly and Mr. Douglas have voting and disposition control over the shares of Common Stock owned by Voice Technologies Partners, L.P.

(3) Includes 182,500 shares of Common Stock exercisable under an outstanding warrant.

(4) Includes 30,000 shares of Common Stock exercisable under an outstanding warrant.

(5) Includes 37,500 shares of Common Stock exercisable under an outstanding warrant.

(6) Includes 50,000 shares of Common Stock underlying a currently exercisable option.

(7) Includes 500,000 shares of Common Stock underlying a currently exercisable warrant.

(8) Includes 300,000 shares of Common Stock underlying currently exercisable optionsv and warrants.

ITEM 12

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 1994, Voice Technologies Partners, L.P. (predecessor to Company) was formed with Voice Technologies Management Corp, the general partner owning a 60% interest, and Smart Smile, Inc., the limited partner, owning a 40% interest. Voice Technologies Management Corp. paid $19,000 for its ownership interest and contributed certain furniture and fixtures valued at $28,415, the name "Voice Technologies," copyrights of computer operating applications, programs and computer data used in connection with Voice Technologies software valued at nominal consideration. Smart Smile, Inc. paid $40,000 for its ownership interest. In August 1995, Voice Technologies Partners, L.P. redeemed Smart Smile, Inc.'s interest for $80,000 through the issuance of a promissory note providing for monthly payments with a balloon payment in December 1997. In September 1995, Mr. Douglas acquired a 15% limited partnership interest in Voice Technologies Partners, L.P. for nominal consideration. In October 1995, Ms. Carson Connolly was issued a general partnership interest in Voice Technologies Partners, L.P for nominal consideration. In August 1996, Voice Technologies Partners, L.P. assigned substantially all of its assets to the Company in exchange for 6,000,000 shares of Company Common Stock. Mr. Connolly, Ms. Carson Connolly and Mr. Douglas own 55%, 20% and 25%, respectively, of Voice Technologies Properties, L.P., with entities controlled by Mr. Connolly and Ms. Carson Connolly serving as general partners and Mr. Douglas serving as a limited partner. In August 1996, as amended in October 1996, Akinola Olajuwon and Jesse Marion each purchased 1,236,500 shares of Company Common Stock for $67,500. In August 1996, Mr. Connolly was issued 100,000 shares of Common Stock for nominal consideration. In October 1996, Mr. Ron McGuinn acquired 100,000 shares of Common Stock in exchange for all of Mr. McGuinn's assets of Ron McGuinn & Associates, this agreement has been rescinded and Mr McGuinn has agreed to return 100,000 shares and reissued 12,500 shares of stock.

         In August 1996, the following individuals were issued five-year warrants as follows: (i) Mr. Connolly was issued a warrant to purchase 182,500 shares of Company Common Stock at an exercise price of $.14 per share; (ii) Mr. Douglas was issued a warrant to purchase 37,500 shares of Company Common Stock at an exercise price of $.14 per share; and (iii) Ms. Carson Connolly was issued a warrant to purchase 30,000 shares of Company Common Stock at an exercise price of $.14 per share.

         In September 1996, Hakeem, Inc. granted the Company a non-exclusive license to use the name and likeness of Hakeem Olajuwon for textural and pictorial matters pertaining to his name and likeness in the promotional, display and advertisement materials approved by Mr. Olajuwon. Mr. Olajuwon also agreed to be available on a reasonable basis for up to two personal appearances and the production of up to four television and radio commercials for use in promotion of the Company's products during the two-year term of the license. The Company issued Hakeem, Inc. 500,000 shares of Common Stock and a five-year warrant to purchase 500,000 shares of Company Common Stock at a purchase price of $1.50 per share. In connection therewith, the Company granted Hakeem, Inc. certain piggyback registration rights with respect to the shares of Common Stock issued and the shares of Common Stock underlying the warrant.

         In August 1996, Jack Shepard was issued a five year warrant to purchase 20,000 shares of Company Common Stock which will become exercisable upon (i) a completed merger with a public shell, or (ii) an initial public offering. The exercise price for these warrants shall be the average closing bid price for the twenty (20) days prior to the merger or initial public offering.

ITEM 13.                 EXHIBITS

EXHIBIT NO.       IDENTIFICATION OF EXHIBIT
----------        -------------------------
2(1)              Reorganization Agreement

3.1(2)(3)         Articles of Incorporation of the Company and
                  Amendments thereto

3.2(2)            By-Laws of the Company and
                  Amendments thereto

10                Material Contracts
-------------------
(1) Incorporated by reference to the exhibits filed in the Company's 8-K filed December 24, 1996.

(2) Incorporated by reference to the exhibits filed in the Company's 10-KSB filed November 15, 1996.

(3) Incorporated by reference to the exhibits filed in the Company's 8K-A filed January 30, 1997.

                         APPLIED VOICE RECOGNITION, INC.

                           (formerly Summa Vest, Inc.,
                          Voice Technologies, Ltd., and
                   Applied Voice Technologies Partners, Ltd.)


                              Financial Statements


                   Two Years Ended December 31, 1996 and 1995


                                 March 12, 1997

                       [MALONE & BAILEY, PLLC LETTERHEAD]

March 12, 1997

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
   Applied Voice Recognition, Inc.
   Houston, Texas

We have audited the accompanying balance sheet of Applied Voice Recognition, Inc. (formerly Summa Vest, Inc., Voice Technologies, Ltd., and Applied Voice Technologies Partners, Ltd.) as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Voice Recognition, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

MALONE & BAILEY, PLLC

                         APPLIED VOICE RECOGNITION, INC.
                                 Balance Sheets
                           December 31, 1996 and 1995

                                                           1996         1995
                                                       -----------    ---------
   ASSETS
   Cash ............................................   $   556,997    $  40,495
   Accounts receivable .............................        38,004        5,461
   Inventory .......................................        49,073       15,000
                                                       -----------    ---------
       Total Current Assets ........................       644,074       60,956
                                                       -----------    ---------
   Property and equipment, net of accumulated
      depreciation of $12,084 and $5,572 ...........        17,881       22,843
                                                       -----------    ---------

       TOTAL ASSETS ................................   $   661,955    $  83,799
                                                       ===========    =========
   LIABILITIES
   Current portion of long-term debt ...............   $   128,831    $  15,871
   Due to stockholders .............................        27,500        7,500
   Accounts payable and accrued expenses ...........       100,157       73,190
                                                       -----------    ---------

   Total Current Liabilities .......................       256,488       96,561

   DUE TO STOCKHOLDERS .............................       125,000      214,902
   LONG-TERM DEBT ..................................        12,928      142,310
                                                       -----------    ---------

        TOTAL LIABILITIES ..........................       394,416      453,773
                                                       -----------    ---------


STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, 50,000,000
        shares authorized, 10,729,602 and
        5,820,000 shares issued and outstanding ....        10,730        5,820
   Paid in capital .................................     1,095,010       58,132
   Retained (deficit) ..............................      (838,201)    (433,926)
                                                       -----------    ---------

        TOTAL STOCKHOLDERS' EQUITY .................       267,539     (369,974)
                                                       -----------    ---------

        TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY ....................   $   661,955    $  83,799
                                                       ===========    =========
                      See notes to financial statements.

                         APPLIED VOICE RECOGNITION, INC.
                                INCOME STATEMENTS
                     Years Ended December 31, 1996 and 1995


                                                        1996             1995
                                                   -----------      -----------

 Net sales ...................................     $   374,697      $   422,697
 Cost of sales ...............................         217,855          290,435
                                                   -----------      -----------

     Gross Margin ............................         156,842          132,262

 Selling .....................................         167,233          113,592
 General and administrative ..................         273,464          330,018
 Research and development ....................         112,323           39,535
                                                   -----------      -----------

     Total operating expenses ................         553,020          483,145
                                                   -----------      -----------

     Operating Deficit .......................        (396,178)        (350,883)

 Other income and (expense)
    Interest expense .........................         (11,581)          (2,000)
    Interest income ..........................           2,884
                                                   ===========      ===========


     Net (Loss) ..............................     $  (404,875)     $  (352,883)
                                                   ===========      ===========
(Loss) Per Common Share ......................     $      (.06)     $      (.06)

 Weighted Average Shares Outstanding .........       6,971,287        5,820,000

                      See notes to financial statements.

                         APPLIED VOICE RECOGNITION, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1996 and 1995

                                                PARTNERS'            COMMON STOCK           PAID IN         RETAINED
                                                 CAPITAL         SHARES          $          CAPITAL        (DEFICIT)        TOTALS
                                                ---------      ----------     -------     -----------      ---------      ---------
At December 31, 1994  ....................      $  87,302                                                  $ (81,043)     $   6,259

Contributions of cash .....................        70,013                                                                    70,013

Prior year partner subscriptions
  received ................................       (12,500)                                                                  (12,500)

Adjustment to prior year
   property contribution ..................          (863)

Purchase of partner's interest
   by issuance of note payable ............       (80,000)                                                                  (80,000)

Net deficit ...............................                                                                 (352,883)      (352,883)
                                                ---------                                                  ---------      ---------

At December 31, 1995 ......................        63,952                                                   (433,926)      (369,974)

Contributions of cash .....................        35,050                                                                    35,050
Reduction of officer notes
  payable .................................       214,902                                                                   214,902


Incorporation, August 15, 1996 ............      (313,904)      6,000,000     $ 6,000     $   307,904

Stock issued for cash
   - August, 1996 .........................                     2,473,000       2,473         132,527                       135,000
   - November, 1996, net of
     $203,787 costs of offering ...........                       430,311         430         656,406                       656,836

Stock issued for services .................                       600,000         600                                           600

Merger with public shell ..................                     1,226,291       1,227          (1,227)
Net deficit ...............................                                                                 (404,875)      (404,875)
                                                ---------      ----------     -------     -----------      ---------      ---------
At December 31, 1996 ......................     $       0      10,729,602     $10,730     $ 1,095,610      $(838,801)     $ 267,539
                                                =========      ==========     =======     ===========      =========      =========

                      See notes to financial statements.

                         APPLIED VOICE RECOGNITION, INC.
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1996 and 1995

                                                            1996         1995
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) ........................................   $(404,875)   $(352,882)
   Adjustments to reconcile net income to cash
     provided by operating activities:
        Depreciation .................................       6,512        4,108
        Stock issued for services ....................         600         --
        Changes in Due to Stockholders for
           unpaid compensation and out-of-pocket
           expense reimbursements ....................        --        179,441
   Changes in operating assets and liabilities:
        Accounts receivable ..........................     (32,543)      (5,461)
        Inventory ....................................     (34,073)     (15,000)
        Accounts payable and accrued expenses ........      26,967      123,771
                                                         ---------    ---------
   NET CASH USED BY OPERATING ACTIVITIES .............    (437,412)     (66,024)
                                                         ---------    ---------
CASH FLOWS FOR INVESTING ACTIVITIES
   Purchase of equipment .............................      (1,550)        --

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash loaned by stockholders .......................     145,000         --
   Cash contributed by stockholders ..................     826,886       70,013
   Repayments of notes payable .......................     (16,422)        --
   Loan proceeds from third parties ..................        --         25,000
                                                         ---------    ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES .........     955,464       95,013
                                                         ---------    ---------

NET INCREASE IN CASH .................................     516,502       28,989

Cash at beginning of period ..........................      40,495       11,506
                                                         ---------    ---------
Cash at end of period ................................   $ 556,997    $  40,495
                                                         =========    =========

Supplemental Disclosure of Cash Paid For:
   Interest ..........................................   $  11,581    $   2,000
In 1995, the Company bought out a partner
   by the issuance of an $80,000 note payable
In 1996, the Company converted $214,902 in founding stockholder debt to paid in capital

                       See notes to financial statements

                         APPLIED VOICE RECOGNITION, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

NOTE 1 - ACCOUNTING POLICIES

NATURE OF BUSINESS. Applied Voice Recognition, Inc. ("Company") was incorporated in Delaware on August 15, 1996. Prior to this date, it operated as various Texas Limited Partnerships, including Voice Technologies, Ltd., created November 14, 1994; Applied Voice Technologies Partners, Ltd., created September 1, 1995; and Applied Voice Recognition, L.P., created July 16, 1996. The Company and its predecessors were formed for the purpose of developing and selling micro-computer voice recognition software to commercial and government markets.

On December 11, 1996, the Company merged with Summa Vest, Inc. ("SVI"), an inactive "publicly traded shell", in a transaction accounted for as a "reverse merger" using the purchase method of accounting. The Company issued 1,226,291 shares, or 11.4% of its current total outstanding stock, to investment advisors, brokers and former shareholders of SVI in connection with this merger. SVI is a Utah corporation, and its name was changed to Applied Voice Recognition, Inc., effective on the date of the merger. SVI had no assets or liabilities as of the effective date of the merger.

REVENUE is recognized when products are installed at customer locations. Accounts are written off when deemed uncollectible. As of December 31, 1996 and 1995, no accounts receivable were considered uncollectible.

INVENTORY, which consists of computer hardware, is stated at cost.

OFFICE EQUIPMENT consists of computers, software and furniture. Depreciation is computed using the straight-line method, based on an estimated useful life of 5 years.

ACCOUNTS PAYABLE was $78,221 and ACCRUED EXPENSES was $21,936, totaling $100,157, as of December 31, 1996.

COMMON STOCK. In October, 1996, the Board of Directors declared a 100 for 1 stock split and increased the total number of authorized shares to 15,000,000 from 150,000. All amounts in this financial statement have been adjusted for this split as if it had occurred on January 1, 1995. The total authorized shares of 50,000,000 and the par value used of $.001 are characteristics of the SVI stock received in the merger as described above.

INCOME TAXES are not due as the Company was a partnership prior to August 15, 1996, and has experienced losses from inception to date. SVI prior losses are not deductible by the Company because of Internal Revenue Code Section 382 limitations. Net

                         APPLIED VOICE RECOGNITION, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

operating losses available to offset future income of the Company total $240,000 as of December 31, 1996.

EARNINGS PER SHARE is computed based on a weighted average number of shares outstanding during the year. The Company was a partnership prior to August 15, 1996, and issued a 15 for 1 stock split in October, 1996. Earnings per share have been restated as if both events had occurred on January 1, 1995. Options and warrants (see Note 5) are included in the weighted average calculation as of the date issued.


NOTE 2 - LONG-TERM DEBT
                                                         1996           1995
                                                       ---------      ---------

Note payable to a former owner, with no
interest, due $2,500 August, 1996, and $750
per month from September, 1996 through
December, 1997, with a balloon due of the
remainder on December 31, 1997 ...................     $  74,000      $  80,000

Note payable to American Express, with no
interest, due $2,500 per month, beginning
September, 1996, with a balloon due of the
remainder if the Company "goes public" and
raises a minimum of $1,000,000 in net stock
sales ............................................        42,928         53,181

Note payable to a trust, with interest at
10% APR, due $300 per month from September,
1996 through December, 1997, with a balloon
due of the remainder on December 31, 1997 ........        24,831         25,000
                                                       ---------      ---------
Total ............................................       141,759        158,181
Less: current maturities .........................      (128,831)       (15,871)
                                                       ---------      ---------
Net long-term debt ...............................     $  12,928      $ 142,310
                                                       =========      =========

The balance of long-term debt is due $12,928 in 1997.

                         APPLIED VOICE RECOGNITION, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

NOTE 3 - NOTES PAYABLE TO RELATED PARTIES

As of December 31, 1995, amounts payable to founding stockholders was $222,402 and was payable on demand, carried no interest and was mostly accrued compensation. As of July 16, 1996, amounts due of $214,902 were contributed in a recapitalization of the Company in consideration for a $125,000 note payable. The balance owed to these founding stockholders as of December 31, 1996, was $27,500, all of which was repaid by the Company in February, 1997.

In connection with the $125,000 loan (made by an unrelated trust), the trust and the individual beneficiary received a total of 3% ownership (the equivalent of 180,000 shares) in the Company. 12% interest is payable quarterly on the loan, with the principal balance due in July, 1998.

NOTE 4 - COMMON STOCK

Prior to August 15, 1996, the Company was organized as three different Texas limited partnerships (see Note 1). On August 15, 1996, the Company was incorporated and the Partnership contributed all assets and liabilities in exchange for 6,000,000 shares. Because 3% of the Company was given up as partial consideration for a $125,000 loan made July 16, 1996 (see Note 3), an equivalent 5,820,000 shares is used as the total outstanding shares as of December 31, 1995.

On August 15, 1996, 2 additional stockholders purchased 2,473,000 shares of stock for $135,000. In November, 1996, 500,000 additional shares were issued for services in connection with marketing and promotion of Company products (see
Note 5) and 100,000 shares were issued in connection with the acquisition of other voice recognition software development technology and talent (see Note 8).

In October, 1996, the Company commenced the sale of its common stock in a private placement offering. Prior to the December 11, 1996, merger, 430,311 shares had been sold at $2 per share for a total consideration of $860,623, with $203,787 related costs of the offering.

As of December 31, 1996, a total of 10,729,602 shares of stock were outstanding.

                         APPLIED VOICE RECOGNITION, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 5 - STOCK OPTIONS / WARRANTS

On August 15, 1996, the Company enacted Employee and Director Stock Option Plans. Each Plan allows for the creation / granting of both qualified (as defined by the Internal Revenue Service) and non-qualified options. Pursuant to this plan, the Company authorized an immediate grant of 5-year warrants to purchase 250,000 shares to officers (and founding stockholders) at $.14 per share and 5-year options to purchase 150,000 shares to non-employee directors, also at $.14 per share.

On September 16, 1996, the Company entered into a 2 Year Licensing Agreement with Hakeem Olajuwon to use his name and likeness in marketing and promotional materials to be produced and published by the Company. Consideration paid for this licensing arrangement was 500,000 shares of common stock (included in the total shares outstanding at December 31, 1996, given in Note 4 above), and a warrant to purchase another 500,000 shares at $1.50 per share anytime on or before August 31, 2001.


NOTE 6 - JOINT VENTURE AGREEMENT

In April, 1996, the Company entered into negotiations with Nevada Gold and Casinos, Inc. ("NGCI") for the joint development of Voice Commander Gambler, a voice activated gaming device. The Company will contribute the name and technology and NGCI is to put up all sales and marketing monies, with profits to be split 50/50 after all expenses are recovered. No activity has occurred to date.


NOTE 7 - ACQUISITION

On September 25, 1996, the Company acquired other voice recognition software technology and talent for 100,000 shares of Company stock and $135,000, payable $5,000 per month for 27 months, commencing October, 1996. This agreement was terminated in February, 1997, with the return of 87,500 shares and cancellation of the remaining balance of the note payable in consideration for a release from a non-compete agreement.


NOTE 8 - EMPLOYMENT AGREEMENTS

On August 15, 1996, the Company signed 3 employment agreements with current officers for annual salaries aggregating $360,000 per year, beginning in 1997.

                         APPLIED VOICE RECOGNITION, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 9 - OPERATING LEASES

The Company is obligated on two small equipment leases and an office lease, with total monthly payments of $5,095. Future minimum lease payments are $33,496 for 1996, $56,211 for 1997, $56,676 for 1998, $55,186 for 1999 and $4,425 for 2000.


NOTE 10 - SUBSEQUENT STOCK SALES

In March, 1997, the Company sold 100,000 shares of stock to an investor for $250,000.

NOTE 11 - SUBSEQUENT DEBT

In January, 1997, the Company purchased a telephone system under a capital lease with a present value of $64,663. Monthly payments, including interest at 9%, are $1,342 for 60 months. Principal portions are due of $10,723 in 1997, $11,729 in 1998, $12,829 in 1999, $14,033 in 2000, and the remainder of $15,349 in 2001.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         APPLIED VOICE RECOGNITION, INC.

                               Timothy J. Connolly
                                    President

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        MARCH 31, 1997                     /S/ TIMOTHY J. CONNOLLY

      TIMOTHY J. CONNOLLY                  Timothy J. Connolly
                                           President, Chief Executive Officer,
                                           Principal Financial Officer,
                                           Principal Accounting Officer and
                                           Chairman of the Board

        JAN CARSON CONNOLLY                /S/JAN CONNOLLY CARSON
                                           Jan Connolly Carson
                                           Director

        H. RUSSEL DOUGLAS                  /S/ H. RUSSEL DOUGLAS
                                           H. Russel Douglas
                                           Director

        JESSE MARION                       /S/ JESSE MARION
                                           Jesse Marion
                                           Director