Form 10QSB
period 1997-03-31
APPLIED VOICE RECOGNITION INC /DE/
filed 1997-05-15
CIK 780882

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB
________________________________________________________________________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________


Commission file number: 33-1210-D


                        APPLIED VOICE RECOGNITION, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)


             Utah                                   87-042552
             ----                                   ---------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)



              4615 Post Oak Place., Suite 111, Houston, TX  77027
              ---------------------------------------------------
          (Address of principal executive offices including zip code)


                                 (713) 621-5678
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Number of shares of Common Stock outstanding as of March 31, 1997:   11,029,000
shares

                                    PART I.
                             FINANCIAL INFORMATION
                             ---------------------


ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheet as of March 31, 1997...............................   3

     Consolidated Statements of Income for the Three Months
       ended March 31, 1997 and 1996...............................................   4

     Consolidated Statements of Cash Flows for the Three Months
        ended March 31, 1997 and 1996..............................................   5

     Notes to Consolidated Financial Statements....................................   6

                        APPLIED VOICE RECOGNITION, INC.
                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 1997

                    BALANCE SHEETS FOR THE PERIODS ENDING
                           MARCH 31, 1997 AND 1996
                                 (UNAUDITED)

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements


                                       MARCH 31,                 MARCH 31,
                                         1997                      1996
                                       ---------                  -------
ASSETS
  Cash                                   288,016                   18,014
  Accounts Receivable                     81,056                    2,954
  Inventory                               36,200                   15,000
  Deposits and prepaids                   33,482
                                       ---------                  -------
TOTAL CURRENT ASSETS                     438,754                   35,968

Property and equipment, net of
 accumulated depreciation of
 $19,051 and 6,076.                       86,970                   28,963
                                       ---------                  -------
TOTAL ASSETS                             525,724                   64,931
                                       =========                  =======

LIABILITIES

  Current Portion of long term debt      136,642                    9,100
  Due to stockholders                                             296,271
  Accounts payable and accrued expenses  180,308                  113,112
                                       ---------                  -------
TOTAL CURRENT LIABILITIES                316,950                  418,483

  Due to stockholders                    125,000                   95,900
  Long term debt                          28,599                       --
                                       ---------                  -------
TOTAL LIABILITIES                        470,549                  514,383

STOCKHOLDERS EQUITY
  Common Stock, $.001 par value,
   50,000,000 shares authorized,
   11,029,000 and 5,820,000
   issued and outstanding                 11,029                    5,820
  Paid in capital                      1,344,207                   58,132
  Retained (deficit)                  (1,300,061)                (513,404)
                                       ---------                  -------
TOTAL STOCKHOLDERS EQUITY                 55,175                 (449,452)
                                       ---------                  -------
TOTAL LIABILITIES AND STOCKHOLDERS
 EQUITY                                  525,724                   64,931
                                       =========                  =======

                       See notes to financial statements

                        APPLIED VOICE RECOGNITION, INC.
                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 1997

                   INCOME STATEMENTS FOR THE PERIODS ENDING
                            MARCH 31, 1997 AND 1996
                                 (UNAUDITED)



                                               THREE MONTHS ENDED
                                      -----------------------------------
                                       MARCH 31,                 MARCH 31,
                                         1997                      1996
                                      ----------                ---------
Net Sales                                215,954                  117,643

Cost of Sales                            135,540                   73,075
                                      ----------                ---------
  GROSS MARGIN                            80,414                   44,568

Selling                                  162,780                   23,295
General and administrative               318,663                   86,643
Research and development                  59,933                   14,108
                                      ----------                ---------
  TOTAL OPERATING EXPENSES               541,376                  124,046

Other income and (expense)
  Interest expense                        (4,950)
  Interest income                          4,052
                                      ----------                ---------
NET (LOSS)                              (461,860)                 (79,478)
                                      ==========                =========
(Loss) Per Common Share                    (0.04)                   (0.01)

Weighted Average Shares Outstanding   10,730,603                5,820,000



                       See notes to financial statements

                        APPLIED VOICE RECOGNITION, INC.
                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 1997

                           STATEMENTS OF CASH FLOWS
                FOR THE PERIODS ENDING MARCH 31, 1997 AND 1996
                                 (UNAUDITED)



                                               THREE MONTHS ENDED
                                       ----------------------------------
                                       MARCH 31,                 MARCH 31,
                                         1997                      1996
                                       ---------                  -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                            (461,860)                 (79,478)
  Adjustments to reconcile net income
   to cash provided by operating
   activities
     Depreciation                          6,967                      506
  Changes in operating assets and
   liabilities
     Accounts Receivable                 (43,052)                   2,507
     Inventory                           (20,609)
     Accounts Payable and accrued
      expenses                            79,047                  (13,259)
                                       ---------                  -------
NET CASH USED BY OPERATING ACTIVITIES   (439,507)                 (89,724)

CASH FLOWS FOR INVESTING ACTIVITIES
  Purchase of equipment                  (76,057)                  (6,626)

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash loaned by stockholders                 --                   73,869
  Cash contributed by stockholders       250,000
  Repayments of notes payable             (3,418)
  Loan proceeds from third parties
                                       ---------                  -------

NET CASH PROVIDED BY FINANCING           246,582                   73,869
 ACTIVITIES                            ---------                  -------

NET INCREASE (DECREASE) IN CASH         (268,982)                 (22,481)
                                       =========                  =======


Cash at beginning of period              556,997                   40,495
                                       ---------                  -------

CASH AT END OF PERIOD                    288,015                   18,014
                                       =========                  =======


                       See notes to financial statements

                        APPLIED VOICE RECOGNITION, INC.
                          NOTES TO FINANCIAL STATEMENT
                                  (Unaudited)


Note 1 - Basis of Presentation:

The accompanying unaudited interim financial statements of Applied Voice Recognition, Inc., a Utah corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (the ''SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1996, as reported in the Form 10-KSB, have been omitted.

Note 2 - Net Income (Loss) Per Share:

Net Income per common share is calculated on the basis of the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is not material. The calculation of primary loss per common share is based on the weighted average number of common shares outstanding during the period, after consideration of the dilutive effect of stock options and warrants reflected under the treasury stock method. Fully diluted net income (loss) per share is not presented because such amounts would be the same as amounts computed for primary net income (loss) per common share.

Note 3 - Notes Payable To Related Parties:

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

Note 4 - Common Stock:

Prior to August 15, 1996, the Company was organized as three different Texas limited partnerships . On August 15, 1996, the Company was incorporated and the Partnership contributed all assets and liabilities in exchange for 6,000,000 shares. Because 3% of the Company was given up as partial consideration for a $125,000 loan made July 16, 1996 (see Note 3,) and equivalent 5,820,000 shares is used as the total outstanding shares as of December 31, 1995 through March 31, 1996.

Note 5 - Subsequent Events:

On May 15, 1997, the Company commenced the sale of its common stock in a private placement offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements appearing in Item 1.

GENERAL

     The Company and its predecessors are engaged in business of developing and selling Micro-Computer Voice Recognition Software to commercial and government markets. Revenue is recognized by the Company when purchase orders are signed. Research and development costs are charged to expense as incurred. For the three months ending March 31, 1996 ("1996 First Quarter") and the three months ended March 31, 1997 ("1997 First Quarter"), research and development costs were $53,733 and $14,108 respectively. Management expects that additional amounts will be expended on research and development for future periods. Among the principal costs to market and sell the Company's products are advertising and promotion costs, sales, salaries and commissions, and general and administrative expenses.

RESULTS OF OPERATIONS

     1997 First Quarter and 1996 First Quarter.

     Net sales for the 1997 First Quarter were $215,954 versus $117,643 for the 1996 First Quarter, an increase of 83 percent. This increase is primarily due to an increased marketing efforts in the Houston area.

     Cost of sales was $135,540 in the 1997 First Quarter versus $73,075 in the 1996 First Quarter, an increase of 85 percent. The increase was the result of greater sales effected in 1997.

     The Company's gross margin in the 1997 First Quarter was $80,414 versus $ 44,568 in the 1996 First Quarter, an increase of 80 percent. This increase was primarily due to higher sales resulting in higher margins.

     Selling expenses increased to $162,780 in the 1997 First Quarter from $23,295 in the 1996 First Quarter, an increase of 598 percent. This increase was primarily due to the addition of sales personnel.

     General administrative expenses increased to $318,663 in the 1997 First Quarter from $86,643 in the 1996 First Quarter, a increase of 282 percent. This increase is primarily due to additional management personnel increases.

     Research and development costs increased to $59,933 in the 1997 First Quarter from $14,108 in the 1996 First Quarter, an increase of 282 percent. This increase is primarily due to the addition of new programmers for product development.

     The net loss in the 1997 First Quarter was $461,860 compared with a net loss of $79,478 in the 1996 First Quarter an increase of 483 percent. The increase in the amount of loss was due to an overall increase in programming and sales staff.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had working capital of $121,804, compared to a working capital deficit of $382,515 at March 31, 1996. This increase in the Company's working capital was primarily due to conversion of stockholder debt to equity.

     Net cash used by operating activities was $439,507 and $(89,724) in the 1997 First Quarter and the 1996 First Quarter respectively. The increase in net cash used by operating activities resulted largely from slaes of common stock. Net cash provided by financing activities was $246,582 and $73,869 in the 1997 First Quarter and the 1996

First Quarter, respectively. The significant increase in net cash provided by the financing activities resulted primarily from the slaes of common stock.

     The Company has financed its growth primarily through borrowings from its stockholders, as well as from the sale of its common stock. The Company has not entered into any loan agreements with any financial institution. As of March 31, 1997, the Company's sources of internal/external financing were limited. It is not expected that internal sources of liquidity will improve until net cash is provided by operating activities, and until such time, the company will rely upon external sources for liquidity. There can be no assurance that the Company will be able to obtain additional cash resources from the sale of its securities unreasonable terms, if at all. Management believes, however, that its current cash position will provide adequate liquidity to meet the Company's capital requirements for the balance of 1997. Lower than expected revenues resulting from adverse economic conditions or otherwise, could restrict the Company's ability to expand its business as planned, and if severe enough, may shorten the period during which its current cash proceeds may be expected to satisfy the Company's capital requirements. As of March 31, 1997, the Company has no material capital commitments.



                                    PART II
                               OTHER INFORMATION
                               -----------------

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              APPLIED VOICE RECOGNITION, INC.



                              By  //s/ TIMOTHY J. CONNOLLY
                                ----------------------------------------------
                                 Timothy J. Connolly, Chief Financial Officer
                                    and Chief Accounting Officer


May 15, 1997