Form 10QSB
period 1997-06-30
APPLIED VOICE RECOGNITION INC /DE/
filed 1997-08-14
CIK 780882

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    ----------------        ---------------

Commissions file number:   33-1210-D

                        APPLIED VOICE RECOGNITION, INC.
            (Exact name of registrant as specified in its charter)

             Utah                                        87-042552
             ----                                        ---------
(State or other Jurisdiction of              (IRS  Employer Identification No.)
incorporation or Organization)

               4615 Post Oak Place, Suite 111 Houston, TX  77027
               -------------------------------------------------
          (Address of principal executive offices including zip code)

                                (713) 621-5678
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [ ]

Number of shares of Common Stock outstanding as June 30, 1997:      11,139,000

PART I:  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         Index to Financial Statements

                                                                           Page
Balance Sheet                                                                 3

Statement of Operations                                                       4

Statement of Cash Flows                                                       5

Notes to Financial Statements                                                 6


FORWARD LOOKING STATEMENTS

Included in this report are "forward  looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations reflected in such forward-looking statements will prove to have been correct. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including those set forth under Part I, Item 2 "Management's Discussion and Analysis of Results of Operations and Financial Condition."

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        APPLIED VOICE RECOGNITION, INC.
                          QUARTER ENDED JUNE 30, 1997

                     Balance Sheets for the periods ending
                            June 30, 1997 and 1996
                                  (Unaudited)


                                                  June 30,       June 30,
ASSETS                                              1997           1996
                                                 ----------      --------
Cash                                                  1,377         3,221
Escrow account                                      289,000
Accounts receivable                                  77,379        14,677
Inventory                                            49,764        15,000
Deposits and prepaids                                70,982
                                                 ----------      --------
TOTAL CURRENT ASSETS                                488,502        32,898

Property and equipment, net of accumulated
depreciation of $32,715 and $7,090                  136,472        27,952
                                                 ----------      --------
TOTAL ASSETS                                        624,974        60,850
                                                 ==========      ========

LIABILITIES
Current portion of long term debt                   190,476         3,950
Escrow account liability                            289,000
Due to stockholders                                 180,000       349,270
Accounts payable and accrued expenses               286,943       124,010
                                                 ----------      --------
TOTAL CURRENT LIABILITIES                           946,419       477,230

Due to stockholders                                 125,000             -
Long term debt                                       21,167       101,050
Capital lease liability                              43,299
                                                 ----------      --------
TOTAL LIABILITIES                                 1,135,885       578,280

STOCKHOLDERS EQUITY
Common Stock, $.001 par value, 50,000,000
shares authorized, 11,138,769 and 5,820,000
issued and outstanding.                              11,139         5,820
Paid in capital                                   1,440,922        56,832
Retained <deficit>                               (1,962,972)     (580,082)
                                                 ----------      --------
TOTAL STOCKHOLDERS EQUITY                          (510,911)     (517,430)
                                                 ----------      --------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY           624,974        60,850
                                                 ==========      ========
See notes to financial statements

                        APPLIED VOICE RECOGNITION, INC.
                          QUARTER ENDED JUNE 30, 1997

                   Income Statements for the periods ending
                            June 30, 1997 and 1996
                                  (Unaudited)


                                          Six Months Ended                    Three Months Ended
                                June 30, 1997       June 30, 1996      June 30, 1997     June 30, 1996
                                -------------       -------------      -------------     -------------

Net sales                          453,151             215,611            237,197             97,968

Cost of sales                      270,875             141,609            135,335             68,534
                                ----------           ---------         ----------          ---------
GROSS MARGIN                       182,276              74,002            101,862             29,434

Selling                            318,626              27,473            155,846              4,178
General and administrative         808,237             179,074            489,574             92,431
Research and development           172,361              14,911            112,428                803
                                ----------           ---------         ----------          ---------
TOTAL OPERATING EXPENSES         1,299,224             221,458            757,848             97,412

Other income and <expense>
Interest expense                   (13,002)                                (8,052)               -
Interest income                      5,180                                  1,128                -
                                ----------           ---------         ----------          ---------
NET (LOSS)                      (1,124,771)           (147,456)          (665,166)           (67,978)
                                ==========           =========         ==========          =========
(Loss) per common share              (0.10)              (0.03)             (0.06)             (0.01)

Weighted average
shares outstanding              10,934,385           5,820,000         10,832,494          5,820,000

See notes to financial statements

                        APPLIED VOICE RECOGNITION, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1997

                           Statements of cash flows
                 For the periods ending June 30, 1997 and 1996
                                  (Unaudited)



                                                                        Six Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES                       June 30, 1997                June 30, 1996
                                                         ---------------               --------------
Net (Loss)                                                    (1,124,771)                    (147,456)
Adjustments to reconcile net income to cash
provided by operating activities
Depreciation                                                      20,631                          506
Changes in operating assets and liabilities
  Accounts receivable                                            (39,375)                      (9,216)
  Inventory                                                         (691)
  Stock issued for services                                       80,000                            -
  Deposits and prepaids                                          (70,982)
  Accounts Payable and accrued expenses                          186,786                       50,820
                                                         ---------------               --------------
NET CASH USED BY OPERATING ACTIVITIES                           (948,402)                    (105,346)

CASH FLOWS FOR INVESTING ACTIVITIES
Purchase of equipment                                           (139,222)                      (5,615)


CASH FLOWS FROM FINANCING ACTIVITIES
Cash loaned by stockholders                                      180,000                      103,019
Repayments of notes payable                                      (13,026)                     (29,332)
Loan proceeds from third parties                                  50,000
Capital lease financing                                           48,712
Proceeds from sale of stock                                      266,318
                                                         ---------------               --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        532,004                       73,687
                                                         ---------------               --------------
NET INCREASE (DECREASE) IN CASH                                 (555,620)                     (37,274)
                                                         ===============               ==============
Cash at beginning of period                                      556,997                       40,495
                                                         ---------------               --------------
CASH AT END OF PERIOD                                              1,377                        3,221
                                                         ===============               ==============

See notes to financial statements


                        APPLIED VOICE RECOGNITION, INC.
                         NOTES TO FINANCIAL STATEMENTS
                      For the quarter ended June 30, 1997
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:
------------------------------
The accompanying unaudited interim financial statements of Applied Voice Recognition, Inc., a Utah corporation (the "Company") have been prepared in accordance with generally accepted accounting principals and the rules of the Securities and Exchange Commission (the SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for the fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1996, as reported in the Form 10-KSB have been omitted.

NOTE 2 - PRIVATE PLACEMENT OF THE COMPANY'S STOCK:
-------------------------------------------------
On June 15, 1997 the Company initiated a private placement of the Company's stock in compliance with section 4(2) of Regulation D of the Securities and Exchange act of 1933. The initial offering commencing on the above referenced date consisted of placement of $1,000,000 minimum to $5,000,000 maximum of the company's common stock at an offering price varying from a minimum of $1.60 to a maximum of $2.00 per share. As of July 28, 1997, the Company has amended the private placement increasing the maximum offering to $7,500,000 by the authorization of the issuance of $2,500,000 of convertible preferred shares priced at $8,00 share, convertible into common shares at a ratio of 5.4 to 1 and bearing a dividend of 4% payable annually in shares of the company. Additionally, the Company has increased the minimum on the offering from $1,000,000 to $2,000,000. As of June 30, 1997, $289,000 was received from investors for the offering. These funds received ($289,000) under the offering are being held in an escrow and the conditions for release of the funds have not as yet been met.

NOTE 3 - BRIDGE LOANS, LOANS TO RELATED PARTIES:
-----------------------------------------------
As of the June 30, 1997, amounts payable to stockholders and officers under a bridge loan agreement, related to the private placement of the Company's stock totaled $230,000. The bridge loans bear interest at 12% per annum and are payable at the earlier of six months or the receipt of the minimum proceeds of the private placement ($2,000,000). In addition the bridge loans entitle the holder to one warrant to purchase one share of the Company's stock for $1.60 for every dollar loaned to the Company.

NOTE 4 - NET INCOME (LOSS) PER COMMON SHARE:
-------------------------------------------
Net income per common share is calculated on the basis of the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is immaterial and therefore fully dilutive income per share is omitted from the presentation.

NOTE 5 - COMMON STOCK:
---------------------
Prior to August 15, 1996, the Company was organized as three separate Texas limited partnerships. On August 15, 1996, the Company was incorporated and the Partnership contributed assets and liabilities in exchange for 6,000,000 shares of the Company. Because 3% of the Company was given up as partial consideration for a $125,000 loan made July 16, 1996, the equivalent of 5,820,000 shares is used as the total outstanding shares for the period December 31, 1995 through December 31, 1996.

NOTE 6 - SUBSEQUENT EVENTS:
--------------------------
Through August 8, 1997 the Company has received $934,000 in proceeds in conjunction with its private placement (see note 2) and incurred a total of $605,000 in bridge loans (see note 3). The funds received in conjunction with the private placement offering ($934,000) are being held in an escrow account and the conditions for release of the funds have not as yet been met.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Applied Voice Recognition Inc. (the Company or AVRI) develops, markets and supports speech driven computer applications. Founded in 1994, the Company was an early entrant in Automated Speech Recognition (ASR) software application marketplace. In 1995, the Company introduced VoiceCommander, a personal computer windows based, speech-driven, office suite software product. The VoiceCommander enables the user to dictate and print letters and office memos, dictate and send faxes, dictate data and computer based forms, maintain a database of business and personal contacts, automatically dial telephone numbers, manage e-mail and "surf" the world-wide web all via voice commands. In December 1996 AVRI completed a reverse merger with a public company. As a result, the Company is now traded on the Nasdaq OTCBB under the symbol "AVRI". For the periods under discussion in this document, sales of the VoiceCommander product have been the primary source of revenues for AVRI.

The Company's revenues are derived from license fees for software products, training fees for assisting the customer in the use of the Company's products, software support and maintenance and sales of hardware used in conjunction with the Company's software. Software licenses are typically granted on a per user basis, however the Company may grant enterprise-wide licenses for multi users sites. Revenues have been derived in the main from direct sales to end users through the Company's direct field sales force. Since inception AVRI has focused its sales and marketing resources in the Houston, Texas marketplace and consequently most of the revenues in 1996 and 1997 are derived from this market.

During the first two quarters of 1997, the Company has significantly increased its research and development efforts to produce a new version of its VoiceCommander product and increased its sales, marketing and administrative staff to capitalize on the launch of VoiceCommander 4.0. The Company anticipates that the VoiceCommander 4.0 product will be released in the third quarter of 1997.

The Company's operating results have fluctuated and may continue to fluctuate on an annual and quarterly basis, as a result of a number of factors, many of which are outside the Company's control. These factors include the timing of significant orders, the length of the sales cycle, the timing of the release of new products, the ability of the Company to recruit and train an effective field sales force, the acceptance of new and enhanced versions of the Company's product and conditions and events in the computer industry and the general economy. Additionally, the Company has expensed all research and development costs to date and therefore financial periods may reflect higher than normal expenses in advance of the financial periods in which material sales revenues can be realized on any newly developed products.


RESULTS OF OPERATIONS

REVENUES

Revenues were $237,197 and 97,968 for the three months ended June 30, 1997 and 1996 respectively, representing an increase of $139,229 or 142%. Revenues were $453,157 and $215,611 for the six months ended June 30, 1997 and 1996 respectively, representing and increase of $237,546 or 111%. The increases for the three months and the six months ended June 30, 1997 resulted primarily from the addition of sales personnel in direct sales and a marketing and promotional campaign launched in the first quarter of 1997.

OPERATING EXPENSES, NONOPERATING ITEMS

Cost of sales as a percentage of revenues was 57% in the second quarter of fiscal 1997 compared to 69% in the second quarter of fiscal 1996 and 60% for the first two quarters of 1997 versus 66% for the first two quarters of 1996. The favorable trend in both periods is attributable to the negotiation of favorable contracts with suppliers of the speech engine upon which the Company's software applications run. Additionally, the Company realized lower costs of hardware
purchased as a result of   volume discounts due to increased customer sales.

Sales and marketing expenses were $155,846 in the second quarter of 1997 and $4,178 in the second quarter of 1996 representing an increase of $151,668. For the first two quarters of 1997 and 1996 sales and marketing expenses equaled
$318,626 and $27,473 respectively, representing and increase of  $291,153.   For
the current period and the year to date, the increase was attributable to the addition of incremental salespersonnel and the launch of a radio and print marketing campaign featuring Hakeem Olajuwon, the NBA star.

Research and development expenses increased from $803 in the second quarter of 1996 to $112,428 in the same quarter of 1997 and for the six months ended June 30, 1997, these expenses totaled $172,361 versus $14,911 for the same period in 1996. In both periods the increase was attributable to the addition of programming personnel to develop the latest version of the Company's core product, VoiceCommander.

General and administrative expenses were $489,574 in the second quarter of 1997 and $92,431 in the second quarter of 1996, representing an increase of $397,143. For the six months ended June 30, 1997, general and administrative expenses totaled $808,237, representing an increase of $629,163 over the $179,074 incurred for the six months ended June 30, 1996. The increase in both periods is attributable to the addition of senior level management and administrative personnel.

Net interest expense increased by $6,924 and $7,882 over the prior year, for the second quarter and year to date , of 1997 respectively. The increase in both periods was due to increased debt financing.

NET INCOME (LOSS)

Net loss for the second quarter of fiscal 1997 was $665,167 compared to a net loss of $67,978 for the same period in 1996. For the six months ended June 30, 1997, the net loss for the Company totaled $1,124,771 compared to a net loss of $147,456 for the same period in 1996. The increases in net loss for both periods is attributable to the incremental sales, marketing, research and development, and general and administrative expenses incurred in conjunction with the launch of the Company's new VoiceCommander product.

LIQUIDITY AND FINANCIAL CONDITION

Net cash used by operating activities increased to $948,402 for the six months ended June 30, 1997 from $105,346 for the six months ended June 30, 1996. The increase was due, in the main, to the increase in net loss for the Company for the two periods. Net loss for the six months ended June 30, 1997 amounted to $1,124,771 and $147,456 for the six months ended June 30, 1996.

The Company utilized $139,222 of its funds for purchasing equipment for the six months ended June 30, 1997 versus $5,615 for the same period in 1996. The increase of $133,607 was attributable to purchasing computer and office equipment.

Cash flows from financing activities totaled $532,004 for the six months ended June 30, 1997 and for the six months ended June 30, 1996 totaled $73,687. This increase of $458,317 was attributable to $266,318 received as the result of sales of the Company's stock, and a net increase of $191,999 of funds received from loan proceeds and capital lease financing.

The Company is currently engaged in the private placement (the "Private Placement") of up to 3,125,000 shares of common stock, par value $.001 per share (the "Common Stock") and up to 312,500 shares of Series A Preferred Stock, par value $.01 per share (the Series A Preferred Stock"). The Company intends to offer the Common Stock and Series A Preferred Stock in several separate closings extending to December 1, 1997. The Company closed the first offering of 125,000 shares of the Series A Preferred Stock on August 1, 1997 for a purchase price of $8.00 per share for an aggregate of $1,000,000, and closed the second offering of 187,500 shares of the Series A Preferred Stock on August 12, 1997 for a purchase price of $8.00 per share or an aggregate of $1,500,000. Additionally, the Company has received funds totaling $934,000 for the purchase of Common Stock at a purchase price of $1.60 per share. The Minimum Offering is $2,000,000 and the Maximum Offering is $7,500,000 under the Private Placement. See Part II, Item 2, below for a further description for the Private Placement.

The Company has received $605,000 in loan proceeds from corporate directors, officers and outsiders in the form of a bridge loan as of August 8, 1997. The bridge loans bear interest at 12% per annum and the maker will receive one warrant to purchase the Company's stock for $1.60 for every dollar loaned to the Company. The bridge loan is repayable at the sooner of six months or the receipt of the net proceeds from the Minimum Offering.

The Company has received the $2,500,000 from the sales of the Series A Preferred Stock and therefore has exceeded the amount of the Minimum Offering. The Company should be able to utilize such proceeds together with the revenues generated from the Company's existing operations to develop the Company's products and services, and the markets for those products and services, to the extent necessary for the Company to meet its future capital requirements for the Company's future operations. However, if the Company receives only the net proceeds from the Minimum Offering, it is not the intention of management to run the Company's business in such a manner as would be required to solely depend on such net proceeds or internally generated funds for future operations. Rather, the Company would be managed in a manner that reflected management's intention, at some future date to raise additional debt or equity financing. No assurance can be given that any such financing would be available.

If the Company does not receive the proceeds of the Maximum Offering, the Company intends to focus its sales efforts on establishing a sales force located in Houston, Texas, interacting with the customers primarily via telephone, internet and fax communication. If, on the other hand, the Company receives the net proceeds from the Maximum Offering, the Company intends to focus its efforts on establishing a field based sales force, interacting with customers primarily via face to face communication. In connection with the latter scenario, the Company may undertake to open additional sales offices to serve as bases for such field based sales force.

The Company anticipates, therefore, based upon its currently proposed plans, that upon receipt of the net proceeds from the Maximum Offering, the Company will continue to lose money in the near term as a result of the Company increasing its expenditures in connection with marketing its products and services on a national scale, increasing its sales force and technical support staff and opening additional sales offices. The Company believes, however, that upon receipt of such Maximum Offering proceeds, the Company will be able to utilize such proceeds together with the revenues generated from the Company's existing operations to develop the Company's products and services and the markets for those products and services, to the extent necessary for the Company to meet its future capital requirements for the Company's future operations. Notwithstanding the foregoing, the Company's business plan anticipates additional financing in the next twelve months.

There can be no assurance, however, that the Company will be able to develop its products and services, or the markets for such products and services to the extent required to meet its future capital requirements from the revenues generated by the Company's future operations. If cash provided by operating activities is insufficient to provide internal sources of liquidity, the Company will rely upon external sources of liquidity. There can be no assurance that the Company will be able to obtain additional cash resources from the sale of its securities or from debt sources on reasonable terms, it at all. Lower than expected revenues resulting from adverse economic conditions or otherwise, could restrict the Company's ability to expand its business as planned and if severe enough, may shorten the period during which its available cash may be expected to satisfy the Company's capital requirements.

As of the date of  this report the company has no material capital commitments.

PART II:  OTHER INFORMATION

Item 2:  Changes in Securities

The Company is currently engaged in the private placement (the "Private Placement") of up to 3,125,000 of common stock, par value $.001 per share (the "Common Stock") and up to 312,500 shares of Series A Preferred Stock, par value $.10 per share (the "Series A Preferred Stock"), all to "accredited investors" as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended. The Company intends to offer the Common Stock and Preferred Stock (collectively, the "Shares") in separate closings over the next few weeks. The Minimum Offering is $2,000,000 and the Maximum Offering is $7,500,000.

The Company closed the first offering of 125,000 shares of Preferred Stock on August 1, 1997, for an aggregate of $1,000,000 and intends to close the second offering of the remaining 187,500 shares of Preferred Stock on August 12, 1997 for the aggregate of $1,500,000. The Company intends to offer the Common Stock at prices varying from $1.60 to $2.00 per share with the initial sale of the Common Stock expected to close on August 15, 1997. The maximum net proceeds expected from the sale of the Shares (after deduction of estimated commissions) are estimated to be $6,600,000 (less expenses). The Company plans to use the proceeds from the sale of the Shares for working capital, research and development, repayment of indebtedness and to open additional sales offices.



Item 4:  Submission of matters to a vote of the security holders

On July 27, 1997, a special meeting of the security holders of the Company was held to amend the Company's Certificate of Incorporation to allow the company to issue 312,500 shares of preferred stock. The matter was adopted by the shareholders.

Item 5:  Other Matters

On August 12, 1997, the Company's board of directors determined to replace Malone & Bailey PLLC ("M&B") as its principal accountant with Ernst & Young LLP ("E&Y) effective August 12, 1997.

The report of M&B on the Company's financial statements for the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was such opinion qualified or modified as to certainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and subsequent interim periods preceding the replacement of M&B, the Company had no disagreements with M&B on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the Company's two most recent fiscal years and subsequent interim periods preceding the retention of E&Y, neither the Company nor anyone on the Company's behalf, consulted E&Y regarding any matter.

The Company has provided M&B a copy of the disclosures made under Item 5 of this report and M&B has furnished the Company with a letter addressed to the Commission stating that it agrees with the statement made by the Company in response to this Item. Such letter is filed as exhibit 16.1 to this Report.

Item 6:  Exhibits and Reports on Form 8K

(a)  Exhibits

Exhibit
 No.       Description of the Exhibit

  3.1      Articals of Amendment to Articles of Incorporation Dated July 29,
           1997.

  3.2      Articles of Amendment to Articles of Incorporation.

 16.1      Letter from Malone and Bailey, PLLC dated August 12, 1997.

 27        Financial Data Schedule.

 (b) Reports on Form 8K

 None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.


                                       Applied Voice Recognition Inc.


August 14, 1997                        By: /s/ W. T. Kennedy
                                          -----------------------
                                       W. T. Kennedy
                                       Chief Accounting Officer