Form 10QSB
period 1997-09-30
APPLIED VOICE RECOGNITION INC /DE/
filed 1997-11-14
CIK 780882

                   U.S.  SECURITIES AND EXCHANGE COMMISSION

                             WASHIINGTON, DC 20549

                                  FORM 10-QSB





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

Commissions file number:   33-1210-D

                        APPLIED VOICE RECOGNITION, INC.
            (Exact name of registrant as specified in its charter)


              Utah                                  87-042552
              ----                                  ---------
(State or other Jurisdiction of         (IRS Employer Identification No.)
 incorporation or Organization)


               4615 Post Oak Place, Suite 111 Houston, TX  77027
          (Address of principal executive offices including zip code)


                                (713) 621-5678
             (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]


Number of shares of Common Stock outstanding as November 14, 1997: 12,956,211

                                     INDEX

PART I: FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Unaudited Balance Sheets

Unaudited Statements of Operations

Unaudited Statements of Cash Flows

Notes to Unaudited Financial Statements

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PART II: OTHER INFORMATION

Item 2  Changes in the Company's Securities

Item 4  Submission of Matters to a Vote of the Security Holders

Item 5  Other Matters

Item 6  Exhibits and Reports on Form 8K


FORWARD LOOKING STATEMENTS

Included in this report are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations reflected in such forward-looking statements will prove to have been correct. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including those set forth under Part I, Item 2 "Management's Discussion and Analysis of Results of Operations and Financial Condition." The Company's operating results have fluctuated and may continue to fluctuate on an annual and quarterly basis, as a result of a number of factors, many of which are outside the Company's control. These factors include the timing of significant orders, the length of the sales cycle, the timing of the release of new products, the ability of the Company to recruit and train an effective field sales force, the acceptance of new and enhanced versions of the Company's product, pricing trends in the Automated Speech Recognition industry, and conditions and events in the computer industry and the general economy

PART I:  FINANCIAL INFORMATION
Item: 1:  Financial Statements

                        APPLIED VOICE RECOGNITION, INC.
                                  Form 10-QSB
                       Quarter Ended, September 30, 1997

                     Balance Sheets for the periods ending
                          September 30, 1997 and 1996
                                  (Unaudited)

                                                                      September 30,                September 30,
ASSETS                                                                    1997                         1996
                                                                      -------------                ------------
Cash and cash equivalents                                              $ 3,107,550                  $  769,734
Accounts receivable, net                                                   106,507                      12,000
Inventory                                                                  213,530                      14,128
Deposits and prepaid expenses                                              203,009                           -
                                                                       -----------                  ----------
Total Current Assets                                                     3,630,597                     795,862
                                                                       ===========                  ==========
Property and equipment, net of accumulated
depreciation of $43,801 and $14,011.                                       197,498                      20,019
Computer software net of amortization of $15,524                           170,773                           -
                                                                       -----------                  ----------
TOTAL ASSETS                                                           $ 3,998,868                  $  815,881
                                                                       ===========                  ==========
LIABILITIES
Accounts payable and accrued expenses                                  $   370,632                  $  175,355
Current portion of long term debt                                          127,922                      10,161
Due to stockholders                                                              -                       7,500
                                                                       -----------                  ----------
Total Current Liabilities                                                  498,554                     193,016

Due to stockholders                                                        125,000                     125,000
Long term debt                                                              14,032                      91,015
Deferred Sales                                                             151,770                           -
Capital lease liability                                                     50,805                           -
                                                                       -----------                  ----------
TOTAL LIABILITIES                                                          840,161                     409,031

STOCKHOLDERS EQUITY
Convertible preferred Stock, $.01 par value, 2,000,000
shares authorized, 312,500 shares issued
and outstanding                                                              3,125                           -
Common Stock, $.001 oar value, 50,000,000
shares authorized, 12,736,217 and
10,729,602 issued  and outstanding.                                         12,737                      10,729
Paid in capital                                                          5,945,152                   1,053,784
Accummulated (deficit)                                                  (2,802,307)                   (657,663)
                                                                       -----------                  ----------
TOTAL STOCKHOLDERS EQUITY                                                3,158,707                     406,850
                                                                       -----------                  ----------
TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY                                                                 $ 3,998,868                  $  815,881
                                                                       ===========                  ==========

See notes to financial statements

                        APPLIED VOICE RECOGNITION, INC.
                                  FORM 10-QSB
                       QUARTER ENDED SEPTEMBER 30, 1997

                   Income Statements for the periods ending
                          September 30, 1997 and 1996
                                  (Unaudited)


                                                        Nine Months Ended                            Three Months Ended
                                           September 30, 1997     September 30, 1996     September 30, 1997      September 30, 1996
                                           ------------------     ------------------     ------------------      ------------------
Net sales                                     $    785,327             $ 278,545               $ 332,176              $  62,934
Cost of sales                                      431,514               189,289                 160,639                 47,680
                                               -----------             ---------               ---------              ---------
GROSS MARGIN                                       353,813                89,256                 171,537                 15,254

Selling                                            657,474                85,457                 338,848                  57,984
General and administrative                       1,435,638               183,045                 627,400                   3,971
Research and development                           210,106                66,030                  37,745                  51,119
                                               -----------             ---------              ----------              ----------

TOTAL OPERATING EXPENSES                         2,303,218               334,532               1,003,993                 113,074

Other income and (expense)
Interest expense                                   (29,362)               (3,852)                (16,360)                 (3,852)
Interest income                                     14,661                                         9,481                       -
                                               -----------             ---------              ----------              ----------

(Loss) before extraordinary item                (1,964,106)             (249,128)               (839,335)               (101,672)

Extraordinary item - debt forgiveness,
  Less applicable income tax of $0                       -                25,391                       -                  25,391

                                               -----------             ---------              ----------              ----------
NET (LOSS)                                     $(1,964,106)            $(223,737)             $ (839,335)             $  (76,281)
                                               ===========             =========              ==========              ==========

(Loss) per common share                        $     (0.18)            $   (0.03)             $    (0.07)             $    (0.01)

Weighted average shares outstanding             11,088,258             6,647,259              11,998,576               8,301,777


See notes to financial statements

                        APPLIED VOICE RECOGNITION, INC.
                                  FORM 10-QSB
                       QUARTER ENDED SEPTEMBER 30, 1997

                           Statements of Cash Flows
      For the Nine Months Ended September 30, 1997 and September 30, 1996
                                  (Unaudited)

                                                     Nine Months Ended   Nine Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES                September 30, 1997   September 30, 1996
                                                    ------------------   ------------------
Net (Loss)                                              $(1,964,106)        $ (223,737)
Adjustments to reconcile net income to cash
provided by operating activities
Depreciation and amortization                                47,241             8,439

Changes in operating assets and liabilities
  Accounts receivable                                       (68,503)           (6,539)
  Inventory                                                (164,457)              872
  Deposits and prepaids                                    (203,009)               -
  Deferred revenue                                          151,770                -
  Accounts Payable and accrued expenses                     270,475           102,164
                                                        -----------        ----------

NET CASH USED BY OPERATING ACTIVITIES                    (1,930,589)         (118,801)

CASH FLOWS FOR INVESTING ACTIVITIES
Purchase of equipment                                      (211,334)           (5,615)
Capitalization of software cost                            (186,297)
                                                        -----------        ----------
NET CASH USED BY INVESTING ACTIVITIES                      (397,631)           (5,615)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash loaned - stockholders                                  180,000                 -
Principal payments on stockholder debt                     (207,500)          (89,902)
Loan proceeds - notes payable                               586,500                 -
Principal payments on notes payable                        (586,305)          (57,005)
Capital lease financing                                      55,047                 -
Principal payments under capital lease obligation            (4,242)                -
Proceeds from sale of stock                               4,855,273         1,000,562
                                                        -----------        ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 4,878,773           853,655
                                                        -----------        ----------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS     $ 2,550,553        $  729,239
                                                        ===========        ==========

Cash and cash equivalents at beginning of period            556,997            40,495
                                                        -----------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 3,107,550        $  769,734
                                                        ===========        ==========

See notes to financial Statements

                        APPLIED VOICE RECOGNITION, INC.
                                  FORM 10-QSB
                       QUARTER ENDED, SEPTEMBER 30, 1997

                        APPLIED VOICE RECOGNITION, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                     NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                COMMON STOCK        PREFERRED STOCK
                                                  ISSUED                ISSUED             ADDITIONAL       PAID IN
                                              ------------------    -----------------        PAID-IN        CAPITAL -
                                               SHARES     AMOUNT     SHARES     AMOUNT       CAPITAL        EXPENSE
                                              -------    -------    --------   --------     ----------    ------------
Beginning balance at December 31, 1996       10,729,602   $10,730          -     $    -     $1,095,010               -

Sale of 100,000 shares of common stock to
 Don Saunders for $250,000                      100,000       100          -          -        249,900               -

Exercise of 16,667 stock options of Akin
 Olajuwon for $2,333                             16,667        17          -          -         22,983               -

Issuance of 50,000 shares of common stock
 for consulting services rendered by
 S.Reid in the amount of $200,000.  These
 services are considered to be a
 promotional expense associated with the
 private placement                               50,000        50          -          -        199,950        (200,000)

Issuance of 50,000 warrants for consulting
 services rendered by S.Reid.  The
 exercise price of each warrant amounts to
 $3.  This compares to the FMV of each
 warrant of $4. These services are
 considered to be a promotional expense
 associated with the private placement                -         -          -          -         50,000         (50,000)

Issuance of 50,000 shares of common stock
 for consulting services rendered by R.
 Huttner in the amount of $75,000.               50,000        50          -          -         74,950               -

Issuance of 5,000 shares of common stock
 for legal services rendered by Brewer
 Pritchard in the amount of $18,750.              5,000         5          -          -         18,745         (18,750)

Exercise of 37,500 warrants of Russ
 Douglas for $5,250                              37,500        38          -          -          5,213               -

Exercise of 16,667 warrants of J. Marion
 for $2,333                                      16,667        17          -          -          2,316               -

Sale of 103,125 shares of preferred stock
 for $1,000,000                                       -         -    103,125      1,031        998,969               -

Sale of 209,375 shares of preferred stock
 for $1,500,000                                       -         -    209,375      2,094      1,497,906               -

Sale of 1,015,625 shares of common stock
 to Don Saunders for $1,625,000               1,015,625     1,016          -          -      1,623,984               -

Sale of 271,875 shares of common stock to
 Betz for $435,000                              271,875       272          -          -        434,728               -

Sale of 308,125 shares of common stock to
 others for $493,000                            308,125       308          -          -        492,692               -

PPM Expenses                                          -         -          -          -              -        (553,309)

Issuance of 50,781 shares of common stock
 to Sanders for commissions associated
 with private placement.  Commissions
 amount to $81,256                               50,781        51          -          -         81,205         (81,256)

Issuance of 84,375 shares of common stock
 to ESL for commissions associated with
 private placement.  Commissions amount to
 $135,000                                        84,375        84          -          -        134,916        (135,000)

Net Loss

                                             ----------   -------    -------     ------     ----------     -----------
Ending balance at September 30, 1997         12,736,217   $12,737    312,500     $3,125     $6,983,467     $(1,038,315)
                                             ==========   =======    =======     ======     ==========     ===========

See notes to financial statements

                                              RETAINED
                                              EARNINGS              TOTAL
                                              --------             -------

Beginning balance at December 31, 1996        $  (838,201)       $   267,539

Sale of 100,000 shares of common stock to
 Don Saunders for $250,000                              -            250,000

Exercise of 16,667 stock options of Akin
 Olajuwon for $2,333                                    -             23,000

Issuance of 50,000 shares of common stock
 for consulting services rendered by
 S.Reid in the amount of $200,000.  These
 services are considered to be a
 promotional expense associated with the
 private placement                                      -                  -

Issuance of 50,000 warrants for consulting
 services rendered by S.Reid.  The
 exercise price of each warrant amounts to
 $3.  This compares to the FMV of each
 warrant of $4. These services are
 considered to be a promotional expense
 associated with the private placement                  -                  -

Issuance of 50,000 shares of common stock
 for consulting services rendered by R.
 Huttner in the amount of $75,000.                      -             75,000

Issuance of 5,000 shares of common stock
 for legal services rendered by Brewer
 Pritchard in the amount of $18,750.                    -                  -

Exercise of 37,500 warrants of Russ
 Douglas for $5,250                                     -              5,250

Exercise of 16,667 warrants of J. Marion
 for $2,333                                             -              2,333

Sale of 103,125 shares of preferred stock
 for $1,000,000                                         -          1,000,000

Sale of 209,375 shares of preferred stock
 for $1,500,000                                         -          1,500,000

Sale of 1,015,625 shares of common stock
 to Don Saunders for $1,625,000                         -          1,625,000

Sale of 271,875 shares of common stock to
 Betz for $435,000                                      -            435,000

Sale of 308,125 shares of common stock to
 others for $493,000                                    -            493,000

PPM Expenses                                            -           (553,309)

Issuance of 50,781 shares of common stock
 to Sanders for commissions associated
 with private placement.  Commissions
 amount to $81,256                                      -                  -

Issuance of 84,375 shares of common stock
 to ESL for commissions associated with
 private placement.  Commissions amount to
 $135,000                                               -                  -

Net Loss                                       (1,964,106)        (1,964,106)
                                              -----------        -----------

Ending balance at September 30, 1997          $(2,802,307)       $ 3,158,706
                                              ===========        ===========


See notes to financial statements

                        APPLIED VOICE RECOGNITION, INC.

                         NOTES TO FINANCIAL STATEMENTS
                   For the Quarter ended September 30, 1997


Note 1  Basis of Presentation

The accompanying unaudited interim financial statements of Applied Voice Recognition, Inc., a Utah corporation (the "Company") have been prepared in accordance with generally accepted accounting principals and the rules of the Securities and Exchange Commission (the SEC), and should be read in conjunction with the audited financial statements and notes thereto combined in the Company's latest annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for the fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations are not necessarily indicative of the results to be expected for the full year. Note to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1996, as reported in the Form 10-KSB have been omitted.


Note 2  Private Placement of the Company's Stock

The company recently completed the private placement (the "Private Placement") of 1,595,625 shares of common stock, par value $.001 per share (the "Common Stock") for a purchase price of $1.60 per share and 312,500 shares of Series A Preferred Stock, par value $.01 per share (the "Series A Preferred Stock") for a purchase price of $8.00 per share. The Company closed the first offering of 125,000 shares of the Series A Preferred Stock on August 1, 1997 for a purchase price of $8.00 per share for an aggregate of $1,000,000, and closed the second offering of 187,500 shares of the Series A Preferred Stock on August 12, 1997 for an aggregate of $1,500,000. Additionally, the Company closed its offering of common stock on August 27, 1997 and received the aggregate purchase price of $2,553,000. Total expenses of the private placement including broker fees, commission and legal and accounting expenses totaled $387,359

Note 3  Bridge Loans, Loans from related parties

On August 14, 1997, the company paid in full amounts payable, under a bridge loan agreement, to a stockholder and certain officers of the Company. The balance paid amounted to $430,000. This was paid in accordance with the provisions of the bridge loan agreement which called for full payment at the earlier of six months or the receipt of the minimum proceeds of the private placement, of $2,000,000.

Note 4  Loss per common share

Loss per share is calculated on the basis of the weighted average number of common shares outstanding during the period. Common stock equivalent shares consists of the incremental shares issuable upon the exercise of stock options and warrants using the treasury stock method if dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No.
128. Earnings Per Share, which is required to be adopted on December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of common stock equivalents will be excluded. The impact of Statement No. 128 on primary and fully diluted earnings per share is not expected to be material for the three months and nine months ended September 30, 1997.

Note 5  Pro forma presentation of  September 30, 1996 financials

The financial statements presented for the period ended September 30, 1996 represent a profoma consolidated balance sheet and income statement of the Company and Summa Vest, Inc. On December 11, 1996, Summa Vest, Inc., an public traded company with no operations since 1993 completed a "reverse acquisition" of the Company. The reverse acquisition has been accounted for by the purchase method of accounting for the fiscal year ended December 31, 1996. The financial statements for the period ended September 30, 1996 represent the consolidated balance sheet and income statement as if the merger occurred on September 30, 1996.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Applied Voice Recognition Inc. (the "Company" or "AVRI") develops, markets and supports speech driven computer applications. Founded in 1994, the Company was an early entrant in Automated Speech Recognition (ASR) software application marketplace. In 1995, the Company introduced VoiceCommander, a personal computer windows based, discrete speech-driven, office suite software product. The VoiceCommander enables the user to dictate and print letters and office memos, dictate and send faxes, maintain a database of business and personal contacts, automatically dial telephone numbers, manage e-mail and "surf" the world-wide web all via voice commands. In December 1996 AVRI completed a reverse merger with a public company. As a result, the Company is now traded on the Nasdaq OTCBB under the symbol "AVRI". For the periods under discussion in this document, sales of the VoiceCommander product have been the primary source of revenues for AVRI.

The Company's revenues are derived from license fees for software products, training fees for assisting the customer in the use of the Company's products, software support and maintenance and sales of hardware used in conjunction with the Company's software. Software licenses are typically granted on a per user basis, however the Company may grant enterprise-wide licenses for multi users sites. Revenues have been derived in the main from direct sales to end users through the Company's direct field sales force. Since inception, AVRI has focused its sales and marketing resources in the Houston, Texas marketplace and consequently most of the revenues in 1996 and 1997 are derived from this market.

During the first three quarters of 1997, the Company has significantly increased its research and development efforts to produce a new continuous speech version of its VoiceCommander product. The Company has also increased its sales, marketing and administrative staff to capitalize on the launch of VoiceCommander
4.0. On September 15, 1997, the Company publicly announced the rollout of its continuous speech version of the VoiceCommander series, VoiceCommander 4.0.

The Company's operating results have fluctuated and may continue to fluctuate on an annual and quarterly basis, as a result of a number of factors, many of which are outside the Company's control. These factors include the timing of significant orders, the length of the sales cycle, the timing of the release of new products, the ability of the Company to recruit and train an effective field sales force, the acceptance of new and enhanced versions of the Company's product, pricing trends in the Automated Speech Recognition industry, and conditions and events in the computer industry and the general economy. Additionally, the Company has expensed all research and development costs from inception through June 30, 1997 and therefore financial periods may reflect higher than normal expenses in advance of the financial periods in which material sales revenues can be realized on any newly developed products.


RESULTS OF OPERATIONS

REVENUES

Revenues were $332,176 and $62,934 for the three months ended September 30, 1997 and 1996, respectively, representing an increase of $269,242 or 428%. Revenues were $785,327 and $278,545 for the nine months ended September 30, 1997 and 1996 respectively, representing an increase of $506,782 or 182%. The increases for the three months and the nine months ended September 30, 1997 resulted primarily from the addition of sales personnel in direct sales and marketing and promotional campaigns implemented in the Houston marketplace in 1997.

OPERATING EXPENSES, NONOPERATING ITEMS

Cost of sales as a percentage of revenues was 49% in the third quarter of fiscal 1997 compared to 76% in the third quarter of fiscal 1996 and 55% for the first three quarters of 1997 versus 68% for the first three quarters of 1996. Cost of sales in aggregate totaled $431,514 and $189,289 for the nine months ended September 30, 1997 and 1996, respectively, and $160,639 and $47,680 for the three months ended September 30, 1997 and 1996, respectively. The favorable trend in cost of sales as a percentage of revenues in both periods is attributable to the negotiation of favorable contracts with suppliers of the speech engine upon which the Company's software applications run. Additionally, the Company realized lower training costs by increasing the average size of its training classes.

Sales and marketing expenses were $338,848 in the third quarter of 1997 and $57,984 in the third quarter of 1996 representing an increase of $280,864. For the first three quarters of 1997 and 1996 sales and marketing expenses equaled $657,474 and $85,457, respectively, representing and increase of $572,017.
For the current period and the year to date, the increase in sales and marketing expenses was attributable to the addition of incremental salespersonnel and the launch of a radio and print marketing campaign featuring Hakeem Olajuwon.

General and administrative expenses were $627,400 in the third quarter of 1997 and $3,971 in the third quarter of 1996, representing an increase of $623,429. For the nine months ended September 30, 1997, general and administrative expenses totaled $1,435,638 representing an increase of $1,252,593 over the $183,045 incurred for the nine months ended September 30, 1996. The increase in both periods is attributable to the addition of senior level management, including the Company's President, Chief Financial Officer and Vice President of Sales, administrative personnel and associated recruiting costs.

Research and development expenses decreased from $51,119 in the third quarter of
1996 to $37,745 in the same quarter of 1997.   This reduction was due to the
capitalization of development costs for the continuous speech version of VoiceCommader in the third quarter of 1997. Software development costs were expensed as incurred for all periods up to June 30, 1997. For the nine months ended September 30, 1997, these expenses totaled $210,106 versus $66,030 for the same period in 1996. The increase in research and development expenses of $144,076 was attributable, mainly to increased staffing.


For the three months and nine months ending September 30, 1997, net interest expense increased by $10,849 and $8,656 for the same periods of 1996. The increase in both periods was due to increased debt financing.

An extraordinary loss of $25,391, net of income tax effects, was recognized in the third quarter of 1996 and no extraordinary losses were recognized for the nine months ended September 30, 1997. The extraordinary loss was due to the forgiveness of debt.

NET INCOME (LOSS)

Net loss for the third quarter of fiscal 1997 was $839,335 compared to a net loss of $76,281 for the same period in 1996. For the nine months ended September 30, 1997, the net loss for the Company totaled $1,964,106 compared to a net loss of $223,737 for the same period in 1996. The increases in net loss for both periods is attributable to the incremental sales, marketing, research and development, and general and administrative expenses incurred in conjunction with the launch of the Company's new VoiceCommander product.

LIQUIDITY AND FINANCIAL CONDITION

Net cash used by operating activities increased to $1,930,589 for the nine months ended September 30, 1997 from $118,801 for the nine months ended September 30, 1996. The increase in cash used of $1,811,788 was due to the increase in net loss for the Company for the two periods of $1,740,369 and a net increase in the carrying value of net assets, notably inventory totaling $71,419. Net loss for the nine months ended September 30, 1997 amounted to $1,964,106 and $223,737 for the nine months ended September 30, 1996.

The Company utilized $397,631 of its funds for purchasing equipment and capitalizing software development for the nine months ended September 30, 1997 versus $5,615 for the same period in 1996. The increase of $392,016 was attributable to purchasing computer and office equipment.

Cash flows from financing activities totaled $4,878,773 the nine months ended September 30, 1997 and for the nine months ended September 30, 1996 totaled $853,655. This increase of $4,025,108 was attributable to a net increase of $3,854,701 received as the result of the Private Placement of the Company's stock (as described below), and a net increase of $170,407 of funds received from loan proceeds and capital lease financing.


The Company recently completed the private placement (the "Private Placement") of 1,595,625 shares of common stock, par value $.001 per share (the "Common Stock") for a purchase price of $1.60 per share and 312,500 shares of Series A Preferred Stock, par value $.01 per share (the Series A Preferred Stock") for a purchase price of $8.00 per share. The Company closed the first offering of 125,000 shares of the Series A Preferred Stock on August 1, 1997 for a purchase price of $8.00 per share for an aggregate of $1,000,000, and closed the second offering of 187,500 shares of the Series A Preferred Stock on August 12, 1997 for an aggregate of $1,500,000. Additionally, the Company closed its offering of common stock on August 27, 1997 and received the aggregate purchase price of $2,553,000. Total expenses of the private placement including broker fees, commission and legal and accounting expenses totaled $387,359.

The Company received $580,000 in loan proceeds from corporate directors, officers and outsiders in the form of bridge loans during the three months ended September 30, 1997. The Company has repaid these bridge loans including accumulated interest. (The bridge loans bore interest at 12% per annum and the maker received one warrant to purchase the Company's stock for $1.60 for every dollar loaned to the Company.)

The Company anticipates that it will continue to lose money in the near term as a result of the Company increasing its expenditures in connection with marketing its products and services on a national scale, increasing its sales force and technical support staff and opening additional sales offices. The Company believes, however, that the Company will be able to utilize the proceeds of the Private Placement, together with the revenues generated from the Company's existing operations to develop the Company's products and services and the markets for those products and services, to the extent necessary for the Company to meet its future capital requirements for the Company's future operations. Notwithstanding the foregoing, the Company's business plan anticipates additional financing in the next twelve months. No assurance can be given that any such financing would be available.

Without such additional financing there can be no assurance, however, that the Company will be able to develop its products and services, or the markets for such products and services to the extent required to meet its future capital requirements from the revenues generated by the Company's future operations. If cash provided by operating activities is insufficient to provide internal sources of liquidity, the Company will rely upon external sources of liquidity. There can be no assurance that the Company will be able to obtain additional cash resources from the sale of its securities or from debt sources on reasonable terms, if at all. Lower than expected revenues resulting from adverse economic conditions or otherwise, could restrict the Company's ability to expand its business as planned and if severe enough, may shorten the period during which its available cash may be expected to satisfy the Company's capital requirements.

As of the date of this report, the company has no material capital commitments.

PART II:  OTHER INFORMATION

Item 2:  Changes in Securities

During the three months ended September 30, 1997, the Company completed the private placement of 1,595,625 of common stock, par value $.001 per share (the "Common Stock") for a purchase price of $1.60 per share and 312,500 shares of Series A Preferred Stock, par value $.10 per share (the "Series A Preferred Stock") at a purchase price of $8.00 per share, all to "accredited investors" as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended.

Item 4: Submission of Matters to a Vote of the Security Holders

On July 27, 1997, a special meeting of the shareholders of the Company was held to amend the Company's Certificate of Incorporation to allow the Company to issue 312,500 shares of Series A Preferred Stock. The matter was adopted by the shareholders.

Item 5:  Other Matters

On September 25, 1997, the board of directors of the Company approved a change in the consulting agreement with one of its board members, Mr. Fredrick Huttner. In substance, the board approved and Mr. Huttner agreed that Mr. Huttner would surrender 200,000 of previously issued shares of Common Stock and receive 150,000 options priced at $1.60 issued under the Company's stock incentive plan. Additionally, the board approved the issuance of 10,000 shares of Company stock in exchange for the forgiveness of debts owed to Mr. Huttner and the issuance of 50,000 of fully vested options priced at $1.60.

On September 15 1997, the following individuals were added to the board of directors of the Company: Mr. Raymond Betz, Mr. Charles Skamser (President of the Company) and Mr. Mike Wilson.

On October 31, 1997 the Company entered into a Share Exchange Agreement with Profit Financial Corporation, soon to be known as Wade Cook Financial Corporation ("Wade"). The Company agreed to exchange 100,000 shares of its Common Stock for 14,333 shares of the Common Stock of Wade. The shares exchanged by both parties are without registration under the Securities Act of 1933 or under any state securities laws and will therefore, be "restricted securities" which cannot be sold or transferred by either the Company or Wade in the absence of such registration or an available exemption therefrom.

Item 6: Exhibits and Reports on Form 8K

(a)  Exhibits

27   --Financial Data Schedule

(b) Reports on Form 8K

None.

                                  SIGNATURES

In accordance with requirements of the Exchange Act, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.


                                        Applied Voice Recognition Inc.


                                            /s/ W. T. KENNEDY
                                        By:___________________________
                                                W. T. Kennedy
                                                Chief Accounting Officer