Form 10KSB40
period 1997-12-31
APPLIED VOICE RECOGNITION INC /DE/
filed 1998-04-15
CIK 780882

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                  FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________.

                        Commission file number: 0-23607

                        APPLIED VOICE RECOGNITION, INC.
                (Name of Small Business Issuer in Its Charter)


               DELAWARE                                  76-051318
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)


     4615 POST OAK PLACE, SUITE 111, HOUSTON, TEXAS               77027
         (Address of Principal Executive Office)                (Zip Code)


                                 713-621-5678
               (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

     Title of Each Class             Name of Each Exchange on Which Registered

----------------------------------   -------------------------------------------

----------------------------------   -------------------------------------------


Securities registered pursuant to Section 12(g) of the Exchange Act:

                                 COMMON STOCK,
                           PAR VALUE $.001 PER SHARE
--------------------------------------------------------------------------------
                               (Title of Class)


-------------------------------------------------------------------------------
                               (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [X]    No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the 12 months ended December 31, 1997 were $2,113,103. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on April 13, 1998 of $2.65 was 15,582,163. As of April 13, 1998, Issuer had 13,187,853 shares of its common stock, par value $.001 per share (the "Common Stock"), outstanding.


                           [Cover page 1 of 2 pages]

     Transitional Small Business Disclosure Format (check one):

Yes [_]    No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

Current Report on Form 8-K filed with the Commission on January 20, 1998.

Proxy Statement for the 1998 Annual Meeting of Shareholders.





                           [Cover page 2 of 2 pages]

                               TABLE OF CONTENTS

   ITEM                                                                     PAGE
   ----                                                                     ----

                                    PART I


ITEM 1.    BUSINESS........................................................... 1

ITEM 2.    PROPERTIES......................................................... 7

ITEM 3.    LEGAL PROCEEDINGS.................................................. 7

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 7


                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS................................................ 7

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................ 9

ITEM 7.    FINANCIAL STATEMENTS...............................................12

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNT AND FINANCIAL DISCLOSURE...................................12


                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT........13

ITEM 10.    EXECUTIVE COMPENSATION............................................13

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT........................................................13

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................13

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K..................................13

   This Report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report are forward looking statements. Such forward looking statements include, without limitations, statements under (a) "Business" regarding the Company's expectations for future product development and related expenditures, and (b) "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources" regarding the Company's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations and acquisitions. Although the Company believes the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to have been correct. The ability to achieve the Company's expectations is contingent upon a number of factors which include (i) the ongoing cost of research and development activities, (ii) the effect of any current or future competitive products, (iii) the Company's ability to manufacture and market its products commercially, (iv) the retention of key personnel, and (v) the availability of financing on acceptable terms and capital market conditions generally. This Report may contain trademarks and service marks of other companies.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

   Applied Voice Recognition, Inc., a Delaware corporation (the "Company"), develops and markets voice recognition computer software programs. The Company's predecessor, Voice Technology Partners, L.P., a Texas limited partnership (the "Partnership"), was founded in 1994. On August 15, 1996, the Partnership was incorporated as a Delaware corporation. Thereafter, on December 11, 1996, the Company completed a share exchange with Summa Vest, Inc., a Utah corporation, which immediately thereafter changed its name to Applied Voice Recognition, Inc. The share exchange was accounted for as a reverse merger. On January 26, 1998, the Company reincorporated as a Delaware corporation. The Company and its predecessors are referred to herein collectively as the "Company."

INDUSTRY BACKGROUND

   The creation of written documents is a fundamental activity in the professional, business and governmental worlds. The traditional text creation methods, including handwriting, dictation or typing on a keyboard, suffer from limitations that can make the process inefficient, slow or inaccurate. Voice-activated text creation can provide significant productivity gains compared with the other methods now available, combining the speed of dictation with the advantages of immediate inspection and correction. The ability to create text through a voice-activated system can eliminate a material portion of traditional transcription and editing steps.

   Although research into the uses of speech to text voice recognition has been conducted for over 20 years, practical uses of the technology have only become manifest recently. The two technological breakthroughs which have allowed practical application of voice recognition to every day business activities are
(i) the increase in processing speed of the computer chip, and (ii) the development of software "engines" which allow continuous speech to be interpreted without pauses between words. These software "engines" are software programs that interact with the user's computer and interpret the human voice into written text. The Company's research and development efforts have focused on writing the computer programs or applications that interface between the engine and the computer user to make the computer user's job easier or more efficient.

   The voice recognition industry saw dramatic developments in 1997. Several major software "engine" manufacturers, notably International Business Machines Corp. ("IBM") and Dragon Systems, Inc. ("Dragon") introduced continuous speech versions of their speech to text products during 1997. Also, processing speeds of computer processors continued to increase and price to performance ratios continued to improve. Finally, the prices charged for the basic software engines to perform continuous speech recognition dropped to under $100 per license.

   According to Voice Information Associates, a Boston based leader in providing information and analysis of the automated speech recognition marketplace ("VIA"), expenditures for the automated speech recognition ("ASR") market were predicted to be $600 million in 1997 and are expected to grow at roughly 61% through the end of the decade, creating a speech-to-text market of approximately $4 billion by 2001.

   The ASR market has only recently begun to develop, is characterized by rapidly changing technology, evolving industry standards and customer demands, and frequent new product introductions and enhancements. The ASR market is highly dependent upon the increased use of speech recognition technology and continued price and performance improvements in personal computers, as new generations of microprocessors are developed and introduced. The Company's future operating results will depend upon the emergence of ASR technology, the Company's ability to develop and improve its technology and the successful implementation of the Company's marketing plan.

PRODUCT DEVELOPMENT

Upon its formation in 1994, the Company was a development stage company, primarily engaged in the development of its first voice recognition application, VoiceCOMMANDER(TM) ("VC"). The first version of VC ("VC1") was developed using software licensed from Kurzweil Applied Intelligence, Inc. ("Kurzweil"), and allowed the user to perform basic word processing tasks through the use of voice commands, such as dictating letters and faxes, using a self contained contact manager and pre-formatted templates. The Kurzweil software engine upon which VC1 was based was a discreet speech voice recognition component. The discreet speech concept required the user to pause briefly between words, which limited dictation speeds to between 35 and 50 words per minute.

   In the second quarter of 1995, the Company completed development of the second version of VC, VoiceCOMMANDER 2.0 ("VC2"). VC2 had similar features as VC1, but added certain applications such as a voice activated phone dialer, as well as additional pre-formatted forms and templates. VC2 was based upon Dragon Dictate, a discreet speech voice recognition software engine developed by Dragon. The Company introduced VoiceCOMMANDER 3.0 ("VC3") in early 1996.
VC3 included several new applications, including voice activated e-mail and internet access. The Company continued to use Dragon products for the voice recognition software engine upon which VC3 was based. Given the Company's ongoing research and development efforts, the Company did not undertake an extensive sales and marketing effort regarding the VC1, VC2 and VC3 products, with the result that sales of these products were limited.

   In December 1996, the Company concluded negotiations with IBM for a nonexclusive original equipment manufacturing license (the "IBM License") for IBM's software engine, Voice Type. The Company shortly thereafter began a new development program utilizing Voice Type. Due to the relatively inexpensive cost of the IBM software engine, the IBM License allowed the Company to develop voice recognition applications which could sell for significantly less than its
previous applications.   In 1997, IBM developed the ViaVoice(TM) software engine
which utilized continuous speech recognition technology in contrast to the earlier discreet speech engines. This continuous speech improvement eliminated the cumbersome requirement of pausing between words. In early 1997, the Company incorporated the ViaVoice software engine into its development program for the next generation of VC. VoiceCOMMANDER 4.0 ("AVC4"), which utilizes the ViaVoice engine, was demonstrated in September 1997, and subsequently released into the mass market in November 1997.

   All of the Company's current products now utilize the ViaVoice speech recognition technology from IBM. The Company pays IBM a license fee for each unit of the Company's product that it sells. The agreement with IBM expires on December 17, 1998, unless renewed, and may be terminated by IBM at any time prior to its expiration for acts or omissions that are considered to be so serious as to warrant termination. The Company believes that if IBM discontinued or was unable to manufacture or support ViaVoice or terminated its agreement with the Company that, with adequate time, the Company could develop its products to utilize speech technology from companies in addition to IBM, and the Company is currently in the process of developing products for this alternative technology. However, there can be no assurances that the Company will ever be able to successfully develop such products. If the Company is unable to utilize the ViaVoice technology, for any reason, and is unable to develop products capable of utilizing alternative technology, the Company's business, results of operations and financial condition would be materially adversely affected.

   For a brief period, the Company marketed VC4 through a combination of infomercials and catalogue sales. When this marketing effort resulted in low sales volumes, the Company decided to market VC4 through third-party retailers and distributors with established distribution systems and access to retail sales outlets, so that it could remain focused on the marketing and development of the professional edition of VC4 to the healthcare industry.

   In December 1997, the Company entered into a Joint Development and Distribution Agreement (the "Joint Agreement") with Voice It Worldwide, Inc. ("Voice It"). Voice It is a manufacturer and distributor of digital handheld recorders to 5,000 points of retail distribution throughout the U.S., including major catalogue retailers such as Sharper Image and nationwide chain retailers such as Staples and Kmart. Pursuant to the Joint Agreement: (i) Voice It purchased 50,000 VC4 software licenses from the Company for resale through its retail distribution points throughout the U.S. for an aggregate purchase price of $1 million, (ii) the Company purchased 471,700 shares of Voice It's common stock for $500,000, (iii) the two companies agreed to endeavor jointly develop, integrate and bundle Voice It's handheld digital recorder with the Company's voice recognition software, and (iv) Voice It agreed to provide the Company with a handheld digital recorder that is customized for the medical dictation market. The Joint Agreement represented the first significant product sale by the Company, and the Company intends to market the personal edition of VC4 primarily through the Joint Agreement.

   On March 17, 1998, the Company entered into a letter of intent with Voice It (the "Letter of Intent") for the two companies to merge. The Letter of Intent was subject to the completion of the merger negotiations by March 31, 1998. On that date, the Letter of Intent expired according to its own terms, and the companies announced that they do not intend to proceed with the merger.

   The Company's long-term strategic objectives are to: (i) continue to develop and improve both editions of its VoiceCOMMANDER voice recognition software,
(ii) pursue strategic acquisitions of technology which will enable the Company to improve or expand its product offerings and provide a complete solution for the medical transcription market, (iii) pursue strategic acquisitions in the medical transcription area in order to establish a market for its medical transcription solutions through vertical integration, and (iv) improve overall profitability.

CURRENT PRODUCTS

   The Company currently offers two distinct editions of VC4, VoiceCOMMANDER
4.0 personal edition (the "Personal Edition"), which is targeted towards the mass market, and VoiceCOMMANDER 4.0 professional edition (the "Professional Edition"), which is targeted towards the professional healthcare market. Both products are available with computer hardware and annual maintenance.

   Personal Edition. The Personal Edition allows computer users to dictate and print letters and office memos, dictate and send faxes, dictate data into computer based forms and maintain a database of important business and personal contacts. This product is sold as a stand-alone product, and comes with a training video to assist the user in the installation and use the software. Pursuant to the Joint Agreement, Voice It is the primary distributor of the Personal Edition which presently sells for under $125. Voice It has agreed to purchase 50,000 units pursuant to the Joint Agreement.

   Professional Edition. The Professional Edition, sold to healthcare professionals and entities, includes some of the functionality of the Personal Edition plus medical lexicons, custom designed medical forms templates and specific medical vocabularies to increase the professionals rate of speech recognition. The Professional Edition includes training and installation assistance from the Company's technical personnel, and generally sells for a unit price of under $3,000, without hardware. To date, a limited number of Professional Edition units have been sold due to the recent introduction of this product.

   To date, the Company has had limited revenues from sales of its products. However, the Company expects that in the foreseeable future it will derive substantially all of its revenues from sales of the VC4 and related products and from fees for related services. As a result, any factors adversely affecting the sales of the VC4 line, such as increased price competition or the introduction of technologically superior products, could have a material adverse effect on the Company. The Company's future financial performance will depend in significant part on its ability to develop and introduce new releases of VC4 with enhanced features and functionalities and related products. There can be no assurance that any such new releases or products will be successfully developed or achieve market acceptance.

HEALTHCARE TRANSCRIPTION MARKET

   In late 1997, the Company decided to focus its research and development efforts on developing and marketing the Professional Edition of VC4 to the healthcare transcription market. Transcription, in the healthcare market, is the process of reducing a physician's daily patient notes from a handwritten or recorded format to typewritten text. Currently, most healthcare transcription is performed by manually typing the doctors' notes. According to the Medical Transcription Industry Association ("MTIA"), physicians in the U.S. are currently spending over $6.6 billion dollars per year on transcription. Whether it is performed in-house or outsourced to professional transcription services, most of the cost associated with transcription are attributable to labor in the form of typing and quality assurance. Therefore, the Company believes that utilizing voice recognition technology to eliminate the requirement of manual typing the data could significantly reduce the costs associated with transcription.

   The Company began offering the Professional Edition of VC4, which is designed for the healthcare transcription market during the fourth quarter of 1997. This solution includes language models and medical vocabularies specifically designed for the physician and his or her unique practice area, as well as training, installation and support.

   In addition, the Company is currently in the process of jointly developing a handheld VoiceCOMMANDER digital dictation device with Voice It pursuant to the Joint Agreement. This device, if successfully developed, will enable physicians to dictate their patient notes remotely as they conduct their daily business and then automatically convert this dictation at their convenience. There can be no assurance that the Company will be successful in developing this handheld dictation device.

   As part of its healthcare transcription market focus, the Company intends to pursue a strategy of acquiring attractive medical transcription companies in an effort to create a vertically integrated company with a complete healthcare transcription solution. Medical transcription companies provide transcription services offsite for a fee and use traditional dictation methodologies. These acquisitions, if successfully completed, will give the Company a readily accessible market in which to introduce its transcription products. In addition, the Company believes that acquired companies, using the Company's voice recognition transcription products, will be well positioned to compete in the transcription market as a result of their increased transcription labor efficiency. In March 1998, the Company began its expansion into the transcription segment of the healthcare industry by acquiring Transcription Resources ("TR") of Dallas, Texas. TR has a customer base of approximately 160 physicians in ten states.

MARKETING AND DISTRIBUTION STRATEGY

   In late 1997, the Company embarked on a new, two-tiered marketing strategy of marketing the Personal Edition of VC4 into the mass market, and the Professional Edition VC4 into the healthcare transcription market. The Company intends to utilize third parties, such as Voice It, to market its products into the mass market so that it can focus its internal resources on marketing to the healthcare industry.

   The Mass Market. The Company's mass-market strategy is to form strategic partnerships with companies with established retail channels. These strategic partners will market the Personal Edition of VC4 to the general retail marketplace. The Joint Agreement with Voice It allows Voice It to market the Company's Personal Edition of VC4 through Voice It's existing worldwide distribution network. The Company intends to pursue other similar third-party agreements to market the Personal Edition of VC4 to the retail marketplace.

   Healthcare Market. The Company's healthcare market strategy is to create an organization focused on developing and marketing the Professional Edition of VC4 and other related products to the healthcare transcription market. The Company is currently offering a stand-alone medical dictation solution in the Houston market. This solution includes VoiceCOMMANDER(TM) voice recognition software, language models and medical vocabularies specifically designed for the physician and his or her unique practice, training, installation and support. The Company intends to focus its marketing efforts on physicians who are organized into specialty practice groups.

SUPPORT SERVICES

   In order to achieve a high level of customer satisfaction, the Company offers a number of services to assist its customers. These services include in-house and regional training programs, on-site installation and training, a hot line for telephone support during the maintenance period, on-line tutor programs for new users, and an extensive package of documentation. The Company has a site implementation program that is designed to assist professionals in planning the introduction of voice products into their departments. As part of this program, the Company's employees act as consultants, using their knowledge of how best to integrate the Company's products into a client's environment.

   Generally, the Company's products include a one-year warranty that the products will be free from defects in materials and workmanship and that the software will perform in accordance with applicable specifications. The Company is obligated to repair or replace, at its option, any products that do not meet the warranty.

   The Company offers annual maintenance agreements for extended technical support. During 1997, the Company signed an agreement with a third party to offer first line maintenance support from 8:00 am - 10:00 pm, 7 days a week.

COMPETITION

   The market for ASR products and services is highly competitive. There are no substantial barriers to entry, and the Company expects that competition will continue to intensify. Although the Company believes that the diverse segments of the ASR technology market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. The Company believes that the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, functionality and features and quality of support. A number of companies offer competitive products addressing certain of the Company's target markets.

   The Mass Market. The mass market for stand-alone voice-to-text software products is highly competitive. There are more than 5 branded software products that offer speech to text voice recognition for a retail customer's personal computer. Two products currently available in the market, IBM's "ViaVoice" and Dragon's "Naturally Speaking," have been in retail stores since the fourth quarter of 1997. The Personal Edition of VC4, which uses IBM's ViaVoice as its base engine, has been introduced to the retail market as a stand-alone software product. Since it utilizes ViaVoice with a number of additional useful features added, and sells for the same price, the Company hopes that VC4 will be attractive to the same level of customers who would have bought the IBM or Dragon product.

   The Healthcare Transcription Market. It is estimated by MTIA that the total annual cost of transcribing medical records in the United States is greater than $6.6 billion. Of this amount, MTIA reports that approximately $1 billion is currently outsourced to medical transcription companies. This outsourced medical transcription market is highly competitive. Medical transcription companies provide transcription services offsite for a fee and use traditional dictation methodologies. These methods include transcribing from handwritten documents, tapes and over the phone line submission of dictation. According to the American Association of Medical Transcriptionists, there are over 1,500 companies that offer medical transcription in the United States; however, less than 30 of these companies have significant sales volume and a national or regional customer base. The Company's strategy is to differentiate itself from these companies by offering completed integrated, stand-alone voice to text medical dictation software and hardware solution.

   The Company is not aware of any major direct competitors currently offering a complete voice to text medical transcription solution that includes software, personalized training and vocabularies and a handheld dictation device.
Generic voice to text software providers (IBM, Lernout and Hauspie, Dragon Systems, Phillips) are potential competitors in the medical transcription marketplace. In fact, several of these voice-recognition vendors currently offer packaged solutions to the healthcare marketplace. These vendors to date, however sell only "off the shelf" software with some medical vocabularies but with neither the personalized training nor a dictation device. The Company has not identified any competitors that offer individually developed vocabularies, internet or extranet transfers of compressed voice files in connection with a handheld device that supports customization and integration of voice recognition dictation into client/patient records.

MANUFACTURING

   For software production, the Company's product development organization produces a set of master diskettes or compact disks and documentation for each product. For the Professional Edition and units of the Personal Edition sold by the Company, software duplication, assembly and shipping are performed by the Company's customer support organization. Software and documentation duplication, assembly, packaging and shipping for the Personal Edition units sold by Voice It are currently performed by Voice It and will also be performed by any future third-party distributors of that product.

PROPRIETARY RIGHTS

   The Company regards its software as proprietary and relies on a combination of copyright and trade secret laws in attempting to protect its rights. The Company enters into software license agreements with end-users of its products which outlines the terms and conditions under which the Company's products can be used. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary.

   The Company has applied for four U.S. Patents on various aspects of its speech recognition technology, and three of the applications are pending. In January 1998, the Company's application was allowed and all fees paid on a U.S. Patent on a PC-based graphical user interface for voice applications. This patent covers the Company's graphical user interfaces ("GUI's") integrated with voice recognition technology as a primary interface for a PC. In addition, it includes an intelligent on-line, real-time help system that tracks what the user is attempting to accomplish and provides visual and/or vocal assistance. There can be no assurance that any patents will be issued or, if issued, will provide the Company with significant protection against competitors.

   The Company has also applied for fifteen U.S. trademarks for each of the following (1) APPLIED VOICE RECOGNITION, (2) VOICECOMMANDER, (3) CONSOLECOMMANDER, (4) SPEECHCOMMANDER, (5) CADCOMMANDER, (6) LAWCOMMANDER, (7) TELECOMMANDER, (8) INFLIGHTCOMMANDER, (9) MIKE ROFONE (word mark), (10) miscellaneous designs of the Mike Rofone character, (11) VoiceCOMMANDERLocator,
(12) GIVE PEOPLE POWER OVER TECHNOLOGY, (13) It's About Time, (14) Voice
Experts, and (15) StarCOMMANDER.   All such applications are pending.  There can
be no assurance that any further trademark registrations will be issued or, if issued, will provide the Company with significant protection against competitors.

   Certain of the Company's competitors have obtained, and the Company believes that certain of its competitors are seeking, patent protection on various aspects of their speech recognition technology. Substantially all of its competitors have significantly greater resources than the Company. The Company believes that, because of the rapid pace of technological change in the software industry, factors such as the technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position than are the various legal protections of its technology.

   Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce any patent issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the scope and validity of the proprietary rights of others. Adverse findings in any proceeding could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and adversely affect the Company's ability to sell its products. The Company is not aware of any controversy leading to litigation relating to intellectual property issues. However, there can be no assurances that the products and services offered by the Company will not infringe on patent or other rights offered by others, licenses for which may not be available to the Company.

EMPLOYEES

   As of April 9, 1998, the Company had 40 employees including 13 in marketing, sales and support, 6 in product research and development, 15 in management, finance and administrative activities and 6 in transcription services. The Company currently has 11 contractors in the medical transcription industry. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are good. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel.

   In March, 1998, Charles Skamser resigned as President of the Company to pursue other opportunities. Tim Connolly, the Company's Chairman and CEO, assumed the duties of President pending the selection of a new Chief Operating Officer.

ITEM 2.  PROPERTIES

   The Company presently leases approximately 8,300 square feet for its corporate office located at 4615 Post Oak Place, Suite 111, Houston, Texas
77027.   Approximately half of the space is leased on a month to month basis and the remainder is leased under a lease which expires on January 31, 2001. The total monthly lease rate is approximately $9,250 per month.

ITEM 3.  LEGAL PROCEEDINGS

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Board of Directors of the Company, at a special meeting of the Board of Directors held on September 26, 1997, approved the reincorporation of the Company into the State of Delaware (the "Reincorporation") and adopted the 1997 Incentive Plan (the "Incentive Plan") allowing the Company to grant stock awards of up to 3,000,000 shares of the Company's Common Stock. Pursuant to the Company's Utah Articles of Incorporation and the laws of the State of Utah, the Reincorporation and the Incentive Plan were approved by certain shareholders of the Company who owned shares which in the aggregate represented 54.8% of the issued and outstanding shares of the Company's Common Stock on December 3, 1997. In addition, the Reincorporation was approved by the shareholder of 100% of the issued and outstanding shares of the Company's Series A Preferred Stock, par value $.10 per share (the "Series A Preferred Stock"). The Company mailed a Notice of Action by Written Consent to the non-consenting shareholders on December 22, 1997 which was filed as an exhibit to the Company's Current Report on Form 8-K containing information concerning the Reincorporation and the Incentive Plan which was filed on January 20, 1998 which is incorporated herein by reference. The Company also filed a Registration Statement on Form S-8 on January 13, 1998 to register the shares to be issued under the Incentive Plan.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   On February 5, 1997, the Company's Common Stock began trading on The Nasdaq Over-the-Counter Bulletin Board (the "OTCBB") under the symbol "AVRI." The following table shows, for the period indicated, the high and low closing bid prices of the Company common stock as reported by the OTCBB. Any market for the common stock should be considered sporadic, illiquid and highly volatile.
Prices reflect inter-dealer quotations, without adjustment for retail markup, markdowns or commissions, and may not represent actual transactions. The stock's trading range since listing on the OTCBB is as follows:

                                   1997      HIGH    LOW

(Commencing February 5, 1997)  1st Quarter  $4.125  $2.500
                               2nd Quarter  $4.000  $2.500
                               3rd Quarter  $3.718  $2.562
                               4th Quarter  $6.125  $2.750

   As of April 10, 1998, there were 13,250,034 shares of Common Stock issued and outstanding and approximately 650 holders of record of the Common Stock. The Company has neither declared nor paid any dividends on the Common Stock since its inception and presently anticipates that no dividends will be declared in the foreseeable future. Any future dividends will be subject to the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the operating and financial condition of the Company, its capital requirements, debt obligation agreements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on the Common Stock will be paid in the future.

Recent Sales of Unregistered Securities

   The following sales of unregistered securities occurred during the year ended December 31, 1997, in private transactions in which the Company, unless otherwise indicated, relied on the exemption from registration available under
Section 4(2) of the Securities Act of 1993, as amended (the "Securities Act"):

   In January 1997, the Company issued a warrant to purchase up to 150,000 shares of Common Stock at an exercise price of $1.60 to Rick Huttner, a director of the Company, in exchange for financial consulting services.

   In February 1997, the Company issued a warrant to purchase up to 50,000 shares of the Company's common stock to an individual in exchange for financial consulting services.

   In March 1997, the Company sold 100,000 shares of the Company's common stock to an unaffiliated investor at a purchase price of $1.60 per share for a total of $250,000.

   In April 1997, the Company issued a total of 100,000 shares of the Company's common stock to two individuals in exchange for financial consulting services.

   In August and September, 1997, the Company completed the private placement of 1,595,625 shares of Common Stock for a purchase price of $1.60 per share and 312,500 shares of Series A Preferred Stock, par value $.01 per share (the "Series A Preferred Stock") for a purchase price of $8.00 per share. The Company closed the first offering of 125,000 shares of the Series A Preferred Stock on August 1, 1997 for a purchase price of $8.00 per share for an aggregate of $1,000,000, and closed the second offering of 187,500 shares of the Series A Preferred Stock on August 11, 1997 for an aggregate of $1,500,000.
Additionally, the Company closed its offering of Common Stock on August 27, 1997 and received the aggregate purchase price of $2,553,000. In connection with this private placement, the Company issued a total of 135,156 shares of Common Stock to the placement agents for their services as well as an option for 168,750 shares at an exercise price of $1.78, and a warrant for 100,000 shares with exercise prices equal to 75% of the average closing price of the Common Stock during the 5 trading days immediately prior to the date the warrant is exercised.

   In September 1997, the Company issued 100,000 shares of Common Stock in exchange for 14,433 shares of common stock in Wade Cook Financial Corporation as described in footnote 11 to the financial statements included herein. Also in September 1997, the Company issued Warrants to purchase 100,000 shares of Common Stock to Rich Huttner, a director of the Company, in exchange for consulting services.

   In October 1997, the Company issued 7,500 shares of Common Stock as payment for office furniture.

   In November 1997, the Company issued 10,000 shares of common stock to Rick Huttner, a director of the Company, in exchange for consulting services.

   During December 1997, Akin Olajuwon exercised options for a total of 11,100 shares of Common Stock at an exercise price of $1.38 for a total amount paid to the Company of $15,318.

   Over the course of 1997, the Company issued warrants to purchase a total of 580,000 shares of Common Stock at an exercise price of $1.60 per share to a total of 10 investors in connection with $580,000 in bridge loans to the Company by these investors.

   In addition, the Company issued options to purchase 333,332 shares of Common Stock to its directors under the Company's 1996 Director Stock Option Plan at exercise prices between $2.75 and $3.75, and options to purchase 1,776,000 shares of Common Stock to employees under the Company's 1996 Stock Option Plan at exercise prices between $2.50 and $5.38.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

OVERVIEW

   The Company's revenue is derived primarily from the sale of licenses and royalties for its voice recognition computer software applications and training and maintenance services associated with the installation of the computer software. Computer hardware is bundled with the software application at the customer's request. The Company purchases its computer hardware from a third party and installs the computer software on the purchased hardware for delivery to the customer. All sales are recognized by the Company upon delivery to and acceptance by the customer with the exception of maintenance services which are recognized ratably over the term of the maintenance agreement, typically one year.

   In October, 1997, the AICPA issued Statement of Position (SOP) 97-2. "Software Revenue Recognition," which supersedes SOP 91-1. The Company will be required to adopt Sop 97-2 for software transactions entered into beginning January 1, 1998 and retroactive application to years prior to adoption is prohibited. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence, which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support, and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company's management is in the process of evaluating the impact that the adoption of SOP 97-2 will have on the Company's results of operations.

   The cost of direct labor and allocated overhead specific to research and development activities for products that are technologically feasible are
capitalized through the date of market release of the product.   All other
research and development costs are charged against earnings in the period incurred. For the year ended 1996 no expenditures were capitalized and for the year ended December 31, 1997 approximately $165,000 was capitalized. These costs were incurred in association with the development of the Personal Edition and Professional Edition of VC4. Both versions of the product became technologically feasible during the latter part of 1997. During the year ended December 31, 1997 the Company incurred approximately $9,000 of related software amortization expense.

   The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. The Company's manufactured software, as it is currently written is not date sensitive and therefore the Company does not anticipate "Year 2000 problems." For its computer systems used in the daily operations of the Company, the Company will use both internal and external resources to identify, correct or reprogram and test the systems for year 2000 compliance. It is anticipated that all identification of problems, and reprogramming, if found necessary, will be complete by December 31, 1998, allowing adequate time for testing.

   The Company's voice recognition software is written to work in tandem with speech recognition software "engines." For each software license sold the Company pays a royalty to the developer of the software engine. In most cases the Company's software applications sold in 1997 were written to work with the IBM software engine.

   The Company was formed in 1994, and began significant marketing efforts of its products in 1997. As a result, the Company generated sales of $2,113,000 in fiscal year 1997, and has incurred operating losses since inception of approximately $4 million. To date, the Company's operations have not been profitable and there is no assurance that they will become profitable in the future. In addition, sales of the Personal Edition of VC4 software are subject to seasonal fluctuations. Typically, 40% or more of the annual sales of the product in the retail market will occur in the fourth quarter of the year. Sales of the Professional Edition of VC4 are less sensitive to seasonal fluctuations and are expected to occur ratably over the year. Prices charged for the Company's software are subject to inflationary impacts as they occur from time to time in the normal course of business. In addition, the Company plans to significantly increase its operating expenses to fund greater levels of research and development, increase its sales and marketing operations, develop new distribution channels, broaden its customer support capabilities and establish brand identity and strategic alliances. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected.

RESULTS OF OPERATIONS:

Fiscal year 1997 vs. Fiscal Year 1996

   Revenues: The Company's net revenue increased approximately $1,738,000, from $375,000 in 1996 to $2,113,000 in 1997, an increase of 464%. Of the total increase, $1,000,000 was due to the sale of 50,000 software licenses to Voice It. This sale was made in conjunction with the Joint Agreement. The remaining revenue increase of $738,000 is attributable to sales of the Professional Edition and Personal Edition of VC4.

   Cost of sales: The cost of sales increased approximately $636,000, from $218,000 in 1996 to $854,000 in 1997, an increase of 292%. Increased royalties paid to the voice recognition engine manufacturers accounted for approximately $301,000 of the increase. Amortization of capitalized software development accounted for approximately $9,000 of the increase and the remainder of the increase of approximately $326,000 was due to increased hardware purchases associated with the increased sales.

   Marketing and sales expense: Marketing and sales expense consists primarily of salaries and commissions of marketing and sales personnel, advertising and promotion expense. Marketing and sales expense increased approximately $1,332,000, from $167,000 in 1996 to $1,499,000 in 1997, an increase of 798%.
Of the total increase, approximately $540,000 is attributable to the development of a professional sales and marketing organization to market the Company's product in the Houston market. To increase the effectiveness of the Company's sales efforts, the Company launched two major advertising campaigns during the year. During the first three quarters of 1997 the Company ran a promotional and advertising campaign featuring Hakeem Olajuwon, the NBA superstar which was responsible for approximately $395,000 of incremental marketing and sales
expense.   In the fourth quarter of 1997, the Company introduced the Personal
Edition of VC4 to the retail market and incurred approximately
$396,000 of incremental marketing and sales expenses associated with the development of the TV infomercial and marketing the product through computer catalogues and other retailing channels.

   General and administrative expense: General and administrative expense is comprised primarily of compensation and related expenditures for administrative and executive personnel, professional fees associated with legal and consulting services and general corporate overheads. General and administrative expense increased approximately $1,470,000, from $1,382,000 in 1996 to $2,852,000 in
1997, an increase of 106%. The increase is attributable mainly to increased administrative and executive personnel and associated recruiting costs, which
amounted to approximately $631,000 of the total increase.   Another factor
contributing to the increase include additional consulting and legal expense of approximately $333,000 incurred in association with the creation of trademark and patent rights on proprietary products and development of benefit plan, employment agreements and stock option plans. All other general and administrative costs increased approximately $506,000 due to higher telephone, occupancy, travel, bad debt and general office expenses incurred due to more personnel and an increase in sales volume.

   Research and development expense: Research and development expense consists primarily of personnel costs including salaries and benefits and consultant costs related to the research and development of the Company's product. Research and development expenses increased approximately $613,000, from $112,000 in 1996 to $725,000 in 1997, an increase of 547%. The increase is wholly attributable to the increase in research and development personnel and contract labor and reflects the incremental efforts focused on the enhancement and development of VC4's Personal Edition and Professional Edition.

   Rental income: During the year, the Company leased several lap top computers to a customer. This was a one time only event and did not include the sale of
software.   The total incremental revenue, attributable to this transaction realized in 1997 was approximately $37,000. Subsequent to year-end, the lease expired and was not renewed.

   Interest income: Interest income consists primarily of interest earned on cash and cash equivalents. Interest income increased approximately $60,000 from $3,000 in 1996 to $63,000 in 1997. The increase is attributed to invested funds received as the result of the Company's private placement activities during the year, but unused in operations.

   Interest expense: Interest expense increased approximately $359,000 from $92,000 in 1996 to $451,000 in 1997 and increase of 390%. Approximately $68,000 of the increase relates to amortized interest expense related to an $125,000 loan the Company secured from an unrelated trust in July of 1996. In exchange for this loan, the Company agreed to pay interest at a rate of 12% and issue to the trust 180,000 shares of the Company's Common stock. At the date of issuance, the common stock was valued at $1.50 per share or $270,000 for the entire issuance. This was accounted for as deferred interest and is being amortized over the two year life of the note as interest expense. Approximately $13,000 of the increase relates to bridge loans made by officers, director, and others and incremental interest associated with the $125,000 loan to the unrelated trust. The bridge loans represented aggregate borrowing by the Company of $580,000 for the period from May 15, 1997 to July 24, 1997. Interest was paid in accordance with the provision of the loan agreements, which specified payment of all principal amounts plus 12% interest at the earlier of six months or the receipt of the minimum proceeds of the private placement of $2,000,000.

   The remaining incremental interest cost of approximately $278,000 was the result of financing costs related to bridge loans. Between May 15, 1997 and July 24, 1997 The Company granted 580,000 warrants (430,000 warrants to officers, 50,000 warrants to a director, and 100,000 warrants to others) at an exercise price of $1.60 per share. The warrants were granted in connection with bridge loans made by these individuals. The Company borrowed $580,000 from these individuals and the full amount of the loans was repaid on August 14, 1997. The Company has recognized the finance costs of approximately $278,000 based on calculations using the Black Scholes model. The Black Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Although these costs are incremental to 1996 the full amount of these finance cost are a non-cash expenditure to the Company.

   Income taxes: The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1997, the Company had generated net operating losses ("NOLs"), for financial reporting purposes, of approximately $4.0 million available to reduce future federal income taxes. These carryforwards will begin to expire in 2011. The ability of the Company to utilize the carryforwards is dependent upon the Company generating sufficient taxable income, and may be affected by annual limitations on the use of such carryforwards if a change of control occurs due to future sales of the Company's capital stock. During 1996 and 1997, the Company has recorded a valuation allowance for all net deferred tax assets, including NOLs.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1997 the Company had cash and cash equivalents of approximately $1,207,000 and working capital of $1,105,000.

   Net cash used by operating activities increased approximately $2,759,000 from $707,000 in 1996 to $3,466,000 in 1997. The increase is primarily attributable to the $2,575,000 increase in operating losses sustained by the Company in 1997 vs. 1996. This increased use of cash between the periods was offset by net favorable changes of approximately $528,000 in the Company's working capital accounts between the two years.

   Current year investing activities totaled approximately $842,000. Of this total, approximately $500,000 represented the investment in a public company. On December 31, 1997, the Company agreed to purchase 471,700 shares of Voice It common stock at a price of $1.06 per share for a total of $500,000. The transaction was effected in conjunction with the joint development and distribution agreement described in Note 10 to the financial statements. In March of 1998 the Company and Voice it signed a letter of intent to complete merger negotiations on or before March 31, 1998. The letter of intent lapsed without the parties completing the merger agreement. The Company's other investing activities included purchase of capital assets, primarily computer equipment of approximately $177,000 and software capitalization totaling $165,000.

   Net cash provided by financing activities amounted to approximately $4,958,000. The Company has financed approximately $3.6 million dollars of 1997 operating losses with a private placement offering completed in compliance with Regulation D of the Securities Act of 1933. The offering consisted of 1,595,625 shares of common stock, par value $.001 per share (the "Common Stock") and 312,500 shares of Series A preferred stock, par value $.01 per share (the "Series A Preferred Stock"). The Common Stock was priced at $1.60 per share and the Series A Preferred Stock was priced at $8.00 per share. Gross proceeds from the sale of the Series A Preferred Stock amounted to $2,500,000 and $2,553,000 was realized from the sale of the Common Stock. Other sales of Common Stock by the Company during 1997 amounted to $250,000, resulting in the total cash provided by sales of capital stock for the year of $5,303,000. Total legal fees and commissions associated with these transactions amounted to approximately $560,000. All other financing transactions totaled approximately $215,000.

   The Company continues to incur operating losses and will continue to need additional working capital to fund its research, development and marketing efforts for the next fiscal year. The Company's liquidity will be reduced as amounts are expended for continuing research and development, expansion of sales and marketing activities and development of its administrative function. Additionally, the Company's liquidity will also be reduced as amounts are used for purchases of capital assets.

   The Company decided in the fourth quarter of 1997 to issue additional equity or debt instruments for cash. On March 11, 1998 the Company completed a private placement of $3,000,000. The placement was comprised of 3,000 shares of Series B Convertible Preferred Stock. These shares have a par value of $.10 and are priced at $1,000 per share. Investor relations fees of $300,000 were netted against the proceeds. The Company believes that this funding plus anticipated revenue will be sufficient to meet its minimum plan objectives for the next year. This level of funding plus anticipated sales revenues should be sufficient to allow the Company to continue its Houston focused sales efforts and the completion of a basic medical transcription voice recognition software solution.

   However, if the Company chooses to accelerate its marketing and sales efforts beyond the Houston, Texas market and increase its product development efforts regarding its medical transcription voice recognition solution, the Company's current cash position plus cash generated by operations will be insufficient to satisfy the Company's liquidity requirements. The Company is actively seeking commitments for an additional $3,000,000 in funding. The Company has been verbally informed that an investment group that participated in one of the Company's previous Regulation D Private Placements will exercise its contractual option to invest between $2,000,000 to $3,000,000 in the Company. However, there can be no assurances that this investment group will complete this financing, or that additional funds can be raised on acceptable terms, if the proposed financing is not completed.

   If the Company chooses to accelerate its acquisition of technology or other companies, in particular medical transcription companies, then significant additional capital over and above the amounts detailed above will be required to meet these objectives. In that case, the Company may resort to additional funding through the sale of equity or convertible debt securities. Such option will result in additional material dilution to the Company's stockholders'. There can be no assurance that the Company will be able to raise such capital when needed, or on terms commercially favorable to the Company, if at all.

ITEM 7.  FINANCIAL STATEMENTS

   Information with respect to this item is set forth in the "Index" to Consolidate Financial Statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On August 12, 1997 the Company's board of directors determined to replace Malone and Bailey PLLC ("M&B") as its principal accountant with Ernst & Young LLP ("E&Y"), effective August 12, 1997.

   The report of M&B on the Company's financial statements for the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was such opinion qualified or modified as to certainty, audit scope, or accounting principles. During the Company's fiscal years ended 1996 and 1995 and subsequent interim periods preceding the replacement of M&B, the Company had no disagreements with M&B on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the Company's two most recent fiscal years and subsequent interim periods preceding the retention of E&Y, neither the Company nor anyone on the Company's behalf consulted with E&Y regarding any matter.

                                   PART III

   Certain information required by Part III is omitted from this report. The Registrant will file its Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report. Certain information included in the Proxy Statement is incorporated by reference herein.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   The information with respect executive officers, directors, promoters and control persons of the Company is included under "Election of Director" in the Company's Proxy Statement and is incorporated by reference herein.

ITEM 10.  EXECUTIVE COMPENSATION

   Information with respect to executive compensation is included under "Executive Compensation" in the Company's Proxy Statement and is incorporated by reference herein.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information with respect to security ownership of certain beneficial owners and management is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement and is incorporated by reference herein.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information with respect to certain relationships and related transactions is included under "Certain Relationships and Related Transactions" in the Company's Proxy Statement and is incorporated by reference herein.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.


EXHIBIT                   DESCRIPTION OF EXHIBIT
-------                   ----------------------

  2.1 Plan and Agreement of Merger between Applied Voice Recognition, Inc., a Utah corporation and the Company dated November 7, 1997. (Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with the Commission on January 20, 1998 is incorporated herein by reference).

 *2.2 Asset Purchase Agreement by and between Transcription Resources dated March 17, 1998.

  3.1 Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on January 29, 1998. (Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the Commission on January 20, 1998 is incorporated herein by reference).

  3.2 Certificate of Designation for the Series A Preferred Stock as filed with the Delaware Secretary of State on January 29, 1998. (Exhibit 4.2 to the Comapny's Current Report on Form 8-K as filed with the Commission on January 20, 1998 is incorporated herein by reference).

 *3.3 Certificate of Ownership and Merger of Applied Voice Recognition, Inc., a Utah corporation, with and into the Company dated January 26, 1998 as filed with the Delaware Secretary of State on January 29, 1998.

 *3.4 Certificate of Designation for the Series B Preferred Stock as filed with the Delaware Secretary of State on March 11, 1998.

  3.5 Amended and Restated Bylaws of the Company as adopted on November 7, 1997. (Exhibit 4.3 to the Company's Current Report on Form 8-K as filed with the Commission on January 20, 1998 is incorporated herein by reference).

 *4.1 Registration Rights Agreement between the Company and Equity Services, Ltd., a Nevis company ("ESL") dated July 31, 1997.

 *4.2 Registration Rights Agreement between the Company and ESL dated August 12, 1997.

 *4.3 Amended and Restated Registration Rights Agreement between the Company and Entrepreneurial Investors, Ltd., a Bahamas company ("EIL") dated January 8, 1998.

 *4.4 Registration Rights Agreement between the Company and EIL dated August 12, 1997.

 *4.5 Registration Rights Agreement by and between the Company and Voice It Worldwide, Inc., a Colorado corporation ("Voice It") dated December 31, 1997.

 *4.6 Form of Registration Rights Agreement between the Company and the Series B Preferred Stock investors dated March 11, 1998.

EXHIBIT                         DESCRIPTION OF EXHIBIT
-------                         ----------------------

*10.1 Joint Product Development Agreement by and between the Company and Voice It dated December 31, 1997.

*10.2 OEM Distribution Agreement between the Company and IBM dated December 17, 1996.

 10.3 1997 Incentive Plan effective as of October 1, 1997 (Exhibit 4.1 to the Company's Form S-8 (No. 333-44191) as filed with the Commission on January 13, 1998, is incorporated herein by reference).

 16.1 Letter dated August 12, 1997, from Malone & Bailey, PLLC to the Commission. (Exhibit 16.1 to the Company's Form 10-QSB for the period ended June 30, 1997, as filed with the Commission on August 14, 1997, is incorporated herein by reference).

*23.1   Consent of Ernst & Young LLP.

*23.2   Consent of Malone & Bailey, PLLC.

*27.1   Financial Data Schedule.

___________________
*    Filed herewith.

     (b)  Reports on Form 8-K.

     None.

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    APPLIED VOICE RECOGNITION, INC.

                                           /s/ Timothy J. Connolly
                                    ______________________________________
                                              Timothy J. Connolly,
                                     Chief Executive Officer, Chairman of
                                             the Board and Director

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                                     TITLE
           ---------                                     -----

/s/ Timothy J. Connolly
---------------------------------    Chief Executive Officer, Chairman of the
Timothy J. Connolly                  Board and Director


/s/ H. Russell Douglas
---------------------------------    Vice President Research and Development and
H. Russell Douglas                   Director


/s/ William T. Kennedy
---------------------------------    Chief Financial Officer and Assistant
William T. Kennedy                   Secretary


/s/ Jan Carson Connolly
---------------------------------    Director and Secretary
Jan Carson Connolly


---------------------------------    Director
Jesse R. Marion


/s/ Nolan Bedford
---------------------------------    Director
Nolan Bedford


/s/ Frederick A. Huttner
---------------------------------    Director
Frederick A. Huttner


---------------------------------    Director
G. Edward Powell


---------------------------------    Director
Michael Wilson


/s/ J. William Boyar
---------------------------------    Director
J. William Boyar


---------------------------------    Director
Raymond Betz

                        APPLIED VOICE RECOGNITION, INC.
                         INDEX TO FINANCIAL STATEMENTS


                                                            PAGE
                                                            ----

Report of Independent Auditors                               F-2
Balance Sheets as of December 31, 1997 and 1996              F-4
Statements of Operations for the Years
  Ended December 31, 1996 and 1997                           F-6
Statements of Stockholders' Equity for
  the Years Ended December 31, 1996 and 1997                 F-7
Statements of Cash Flows for the Years
  Ended December 31, 1996 and 1997                           F-9
Notes to Consolidated Financial Statements                   F-11

                        REPORT OF INDEPENDENT AUDITORS


Board of Directors
Applied Voice Recognition, Inc.

We have audited the accompanying balance sheet of Applied Voice Recognition, Inc., as of December 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Voice Recognition, Inc., at December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                         ERNST & YOUNG LLP

Houston, Texas
April 4, 1998

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Applied Voice Recognition, Inc.
Houston, Texas

We have audited the accompanying balance sheet of Applied Voice Recognition, Inc. (Formerly Suma Vest, Inc., Voice Technologies, Ltd., and Applied Voice Technologies Partners, Ltd.) as of December 31, 1996, and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Voice Recognition, Inc. as of December 31, 1996, and the result of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



MALONE & BAILEY, PLLC
Houston, Texas


March 12, 19997
(Except for Note 15 as to
which the date is April 13, 1998)

                        Applied Voice Recognition, Inc.

                                Balance Sheets

                                                                DECEMBER 31
                                                               1997      1996
                                                            --------------------
                                                                        Restated
ASSETS
Current assets:
  Cash and cash equivalents                                 $1,207,235  $556,997
  Accounts receivable, net of allowance of $435,000
    and $-0- for 1997 and 1996, respectively                   547,902    38,004
  Inventory                                                    319,664    49,073
  Deposits, prepaid expenses, and deferred finance costs        79,380   202,500
                                                            --------------------
Total current assets                                         2,154,181   846,574
                                                            --------------------
Property and equipment, net                                    204,445    17,881

Other assets:
  Capitalized software cost, net of accumulated
    amortization of $8,889 for 1997                            156,152         -
  Investments                                                  865,346         -
                                                            --------------------
Total other assets                                           1,021,498         -





Total assets                                                $3,380,124  $864,455
                                                            ====================

                                                              DECEMBER 31
                                                           1997         1996
                                                        -----------------------
                                                                      Restated

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade payable                                         $  432,613     $113,157
  Royalties payable                                        207,154            -
  Accrued expenses                                         120,975            -
  Stock dividend payable                                    40,326            -
  Note payable to related party                            126,250       27,500
  Current portion of capital lease                           9,562            -
  Current portion of long-term debt                         43,833      128,831
  Deferred revenue                                          68,634            -
                                                        -----------------------
Total current liabilities                                1,049,347      269,488

Note payable to related party, net of current portion            -      125,000
Capital lease - net of current portion                      39,789            -
Long-term debt, net of current portion                      11,388       12,928
                                                        -----------------------
Total liabilities                                        1,100,524      407,416

Stockholders' equity:
  Preferred stock; $.10 par value; 2,000,000 shares
    authorized; 312,500 and -0- shares issued and
    outstanding for 1997 and 1996, respectively             31,250            -
  Common stock; $.001 par value; 50,000,000 shares
    authorized; 12,989,820 and 10,642,102 shares issued
    and outstanding for 1997 and 1996, respectively         12,989       10,642
  Paid-in capital                                        7,541,522    1,605,789
  Unrealized holding gain                                   62,221            -
  Accumulated deficit                                   (5,368,382)  (1,159,392)
                                                        -----------------------
Total stockholders' equity                               2,279,600      457,039
                                                        -----------------------
Total liabilities and stockholders' equity              $3,380,124     $864,455
                                                        =======================


See accompanying notes.

                        Applied Voice Recognition, Inc.

                           Statements of Operations

                                                YEAR ENDED DECEMBER 31
                                                   1997          1996
                                               -------------------------
                                                               Restated

Net revenues                                   $ 2,113,013   $   374,697
Cost of sales                                      853,672       217,855
                                               -------------------------
Gross margin                                     1,259,341       156,842

Operating expenses:
  Marketing and sales                            1,499,280       167,233
  General and administrative                     2,851,943     1,381,526
  Research and development                         725,496       112,323
                                               -------------------------
Total operating expenses                         5,076,719     1,661,082
                                               -------------------------
Operating margin                                (3,817,378)   (1,504,240)

Other expense:
  Rental income                                     37,138             -
  Interest income                                   62,652         2,884
  Interest expense                                (451,076)      (92,081)
                                               -------------------------
Total other expense                               (351,286)      (89,197)
                                               -------------------------
Net loss                                       $(4,168,664)  $(1,593,437)
                                               =========================
Basic and diluted loss per share                    $(0.36)       $(0.23)
                                               =========================



See accompanying notes.

                        Applied Voice Recognition, Inc.
                      Statements of Stockholders' Equity

                                                              Preferred               Reduction  Unrealized
                    Partners' Common Stock Issued     Stock Issued   Paid-In Capital  of Paid-In  Holding  Retained
                      Capital  Shares       Amount    Shares Amounts Common  Preferred Capital     Gain     Deficit      Total
                    --------------------------------------------------------------------------------------------------------------
Balance at
 December
  31, 1995          $  63,952          - $     -       - $    -  $       -  $        - $       -  $    - $  (433,326) $ (369,374)
 Contributions
  of cash              35,050          -       -       -      -          -           -         -       -           -      35,050
 Reduction of
  officer
   notes payable      214,902          -       -       -      -          -           -         -       -           -     214,902
 Net loss from
  January 1, 1996
   through August
    15, 1996                -          -       -       -      -          -           -         -       -    (434,045)   (434,045)

 Incorporation,
  August 15, 1996    (313,904) 5,820,000   5,820       -      -   (559,287)          -         -       -     867,371           -
 Issuance of 180,000
  shares of Common
   Stock with
    note payable            -    180,000     180       -      -    269,820           -         -       -           -     270,000
 Stock issued
  for cash:
   August 1996              -  2,473,000   2,473       -      -    132,527           -         -       -           -     135,000
   November 1996,
    net of $203,787
     costs of
      offering              -    430,311     430       -      -    655,806           -         -       -           -     656,236
 Issuance of 250,000
  stock options
   as compensation          -          -       -       -      -    340,000           -         -       -           -     340,000
 Stock issued for
  services                  -    512,500     512       -      -    768,150           -         -       -           -     768,662
 Merger with
  public shell              -  1,226,291   1,227       -      -     (1,227)          -         -       -           -           -
 Net loss from
  August 16, 1996
   through December
    31, 1996                -          -       -       -      -          -           -         -       -  (1,159,392) (1,159,392)
                    --------------------------------------------------------------------------------------------------------------

Balance at December
 31, 1996 (Restated)        - 10,642,102  10,642       -      -  1,605,789           -         -       -  (1,159,392)    457,039
 Sale of 100,000 shares
  of Common Stock
   for $250,000             -    100,000     100       -      -    249,900           -         -       -           -     250,000
 Exercise of 70,834
  stock warrants
   for $9,916               -     70,834      71       -      -      9,845           -         -       -           -       9,916
 Issuance of 50,000
  shares of Common
   Stock for
    consulting
      services rendered     -     50,000      50       -      -    199,950           -         -       -           -     200,000
 Issuance of 50,000
  warrants for consulting
    services rendered       -          -       -       -      -     83,500           -         -       -           -      83,500
 Issuance of 50,000
  shares of Common
   Stock for consulting
    services                -     50,000      50       -      -     74,950           -         -       -           -      75,000
 Sale of 312,500 shares of
  preferred stock for
   $2,500,000 in
    connection with
     Private Placement      -          -       - 312,500 31,250          -   2,468,750         -       -           -   2,500,000
 Sale of 1,595,625 shares
  of Common Stock for
   $2,552,999 in
    connection with
     Private Placement      -  1,595,625   1,595       -      -  2,551,404           -         -       -           -   2,552,999
 Issuance of 5,000
  shares of Common
   Stock for legal
    services rendered
     in connection
      with Private
       Placement            -      5,000       5       -      -     18,745           -   (18,750)      -           -           -
 Cash expenses
  related to
   Private Placement        -          -       -       -      -          -           -  (559,677)      -           -    (559,677)
 Private Placement
  expense attributed
   to warrants
    issued in
     connection with
      Private Placement     -          -       -       -      -    345,750           -  (345,750)      -           -           -
 Issuance of 135,159
  shares of Common
   Stock for commissions
    associated with
     Private Placement      -    135,159     135       -      -    216,121           -  (216,256)      -           -           -

                        Applied Voice Recognition, Inc.


                                                              Preferred               Reduction  Unrealized
                     Partners' Common Stock Issued     Stock Issued   Paid-In Capital  of Paid-In  Holding  Retained
                       Capital  Shares       Amount    Shares Amounts Common  Preferred Capital     Gain     Deficit      Total
                     --------------------------------------------------------------------------------------------------------------

 Issuance of 250,000
  warrants for
   consulting
    services         $   -          - $     -       - $     -  $ 141,000   $       - $         -  $     - $         -  $  141,000
 Fair value of
  warrants issued
   in connection
    with bridge
     loan financing      -          -       -       -       -    278,400           -           -        -           -     278,400
 Exercise of 223,600
   stock options         -    223,600     224       -       -     44,843           -           -        -           -      45,067
 Issuance of 100,000
  shares of Common
   Stock to Wade         -    100,000     100       -       -    303,025           -           -        -           -     303,125
 Issuance of 10,000
  shares of Common
   Stock for consul-
    ting services        -     10,000      10       -       -     44,990           -           -        -           -      45,000
 Issuance of 7,500
  shares of Common
   Stock in exchange
    for advertisement    -      7,500       7       -       -     44,993           -           -        -           -      45,000
 Common Stock dividend
  on preferred stock     -          -       -       -       -          -           -           -        -     (40,326)    (40,326)
 Unrealized holding
  gain                   -          -       -       -       -          -           -           -   62,221           -      62,221
 Net loss                -          -       -       -       -          -           -           -        -  (4,168,664) (4,168,664)
                     ==============================================================================================================
Ending balance at
 December 31, 1997   $   - 12,989,820 $12,989 312,500 $31,250 $6,213,205  $2,468,750 $(1,140,433) $62,221 $(5,368,382) $2,279,600
                     ==============================================================================================================

See accompanying notes.

                        Applied Voice Recognition, Inc.

                           Statements of Cash Flows

                                                    Year ended December 31
                                                     1997            1996
                                                 ----------------------------
                                                                    Restated

OPERATING ACTIVITIES
Net loss                                         $(4,168,664)    $(1,593,437)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                      189,131          74,012
  Stock and warrants issued for services             589,500         768,662
  Stock options granted as compensation                    -         340,000
  Bad debt expense                                   435,000               -
  Changes in assets and liabilities:
    Accounts receivable                             (944,898)        (32,543)
    Inventory                                       (270,591)        (34,073)
    Deposits, prepaid expenses, and deferred
     finance costs                                   (11,880)       (270,000)

    Accounts payable and accrued expenses            647,585          39,967
    Deferred revenues                                 68,634               -
                                                 ----------------------------
Net cash used in operating activities             (3,466,183)       (707,412)

INVESTING ACTIVITIES
Purchase of property and equipment                  (176,759)         (1,550)
Investment in Voice It                              (500,000)              -
Capitalized software costs                          (165,041)              -
                                                 ----------------------------
Net cash used in investing activities               (841,800)         (1,550)

                        Applied Voice Recognition, Inc.

                                                       Year ended December 31
                                                       1997              1996
                                                     --------------------------
                                                                       Restated

FINANCING ACTIVITIES
Proceeds from note payable to related party          $        -      $  145,000
Payments on note payable to related party               (26,250)        (16,422)
Proceeds from bridge loans                              580,000               -
Payments on bridge loans                               (580,000)              -
Proceeds from long-term debt                             61,500               -
Payments on long-term debt                             (148,038)              -
Cash contributed by stockholders                              -         170,050
Payments under capital lease obligation                  (5,696)              -
Sale of Common Stock                                    250,000               -
Sale of Common Stock associated with private          2,552,999         656,836
 placement
Sale of preferred stock associated with private       2,500,000               -
 placement
Warrants granted in connection with bridge loans        278,400               -
Common Stock issued in connection with note                   -         270,000
 payable
Private placement cash expenditures                    (559,677)              -
Stock options and warrants exercised                     54,983               -
                                                     --------------------------
Net cash provided by financing activities             4,958,221       1,225,464
                                                     --------------------------
Net increase in cash and cash equivalents               650,238         516,502
Cash and cash equivalents at beginning of year          556,997          40,495
                                                     --------------------------
Cash and cash equivalents at end of year             $1,207,235      $  556,997
                                                     ==========================



DISCLOSURE OF CASH PAID FOR
Interest                                             $   38,214      $   10,042
Taxes                                                $        -      $        -

See accompanying notes.

                        Applied Voice Recognition, Inc.

                         Notes to Financial Statements

                               December 31, 1997

1. ACCOUNTING POLICIES

NATURE OF BUSINESS

Applied Voice Recognition, Inc. (the "Company"), is a Utah corporation by virtue of a reverse merger with Summa Vest, Inc. ("SVI"), an inactive publicly traded shell, incorporated on July 22, 1985. The Company develops and markets voice-enabled computer software programs. In 1995, the Company introduced VoiceCOMMANDER/TM/ ("VoiceCOMMANDER/TM/"), a voice-enabled desktop software program, based upon state-of-the-art voice recognition technology.

On December 11, 1996, the Company merged with SVI in a transaction accounted for as a "reverse merger" using the purchase method of accounting. The Company issued 1,226,291 shares to investment advisors, brokers, and former shareholders of SVI in connection with this merger. SVI was a Utah corporation, and its name was changed to Applied Voice Recognition, Inc., effective on the date of the merger. SVI had no assets or liabilities as of the effective date of the merger.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined, based on available market information and appropriate valuation methodologies, that the fair value of its financial instruments approximates carrying value. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and notes payable approximate fair value due to the short-term maturity of the instruments. The carrying amount of long-term debt approximates fair value because the interest rates under the credit agreement are variable, based on current market.

                        Applied Voice Recognition, Inc.

1. ACCOUNTING POLICIES (CONTINUED)

STOCK OPTIONS

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations ("APB 25") in accounting for its employee stock options. The pro forma disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123"), which established a fair-value-based method of accounting for stock-based compensation plans, are set forth in Note 5.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories consist of computer equipment and are determined using actual cost or a standard cost method based on a first-in, first-out ("FIFO") basis. FIFO inventory is stated at the lower of cost or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed by the straight-line method using rates based on the estimated useful lives of the related assets. Estimated useful lives used for depreciation purposes are as follows:

Computer equipment                                                3 years
Third-party computer software                                     3 years
Office equipment and furniture                                    5 years

For the years ended December 31, 1997 and 1996, the Company incurred $45,242 and $6,512, respectively, of related depreciation expense. This includes depreciation expense related to office equipment under capital lease.

                        Applied Voice Recognition, Inc.

1. ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED SOFTWARE COSTS

The costs of direct labor and allocated overhead specific to research and development activities for products which are technologically feasible are capitalized through the date of market release. All other research and development costs are charged against earnings in the period incurred. Amounts capitalized are amortized on a straight-line basis over a three-year life. For the year ended December 31, 1997, the Company incurred $8,889 of related amortization expense.

INVESTMENTS IN EQUITY SECURITIES

The Company determines the appropriate classification of investments in equity securities at the time of the purchase and confirms such designation as of the balance sheet date. Marketable equity securities are classified as available-for-sale securities and are stated at fair value, with any unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. There were no realized gains or losses. The Company's investments are in unregistered common stock. As of December 31, 1997, the fair value of investments in equity securities, using quoted market prices, approximates their carrying value.

SOFTWARE AND HARDWARE REVENUE

Revenue is recognized when products are delivered and installed at the customer site. Accounts are written off when deemed uncollectible.

MAINTENANCE REVENUES

The Company defers unearned revenues associated with maintenance contracts sold to customers, and the term of each contract is typically one year. All deferred revenues are amortized into revenue on a pro rata basis based on the life of the maintenance contract. At December 31, 1997, $68,634 of maintenance revenues was deferred.

ADVERTISING

The Company expenses all advertising costs as incurred. The Company expensed $391,000 and $69,000 in 1997 and 1996, respectively.

                        Applied Voice Recognition, Inc.

1. ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company uses the tax liability method of accounting for income taxes. Under the liability method, deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the FAS 128 requirement.

2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                                             December 31
                                                         1997           1996
                                                       -----------------------

Computer equipment                                     $111,425       $      -
Third-party software                                      8,981              -
Office equipment and furniture                           85,621         29,965
Office equipment on capital lease                        55,744              -
                                                       -----------------------
                                                        261,771         29,965
Less accumulated depreciation                           (57,326)       (12,084)
                                                       -----------------------
Property and equipment, net                            $204,445       $ 17,881
                                                       =======================

                        Applied Voice Recognition, Inc.

3. INDEBTEDNESS

Indebtedness is summarized below:

                                                            DECEMBER 31
                                                         1997          1996
                                                        ---------------------

Note payable to a trust; unsecured; 10%
 interest; monthly payments of $300, with
 balloon payment on remaining balance due on
 July 31, 1998                                          $23,139      $ 24,831
Note payable to a bank; unsecured; 10% interest;
 monthly payments of $5,843; note matures January
 1998                                                    11,686             -
Note payable to a bank; unsecured; 9.25%
 interest; monthly payments of $879; note                20,396             -
 matures January 2000
Note payable to former owner; unsecured; -0-%
 interest; $2,500 due August 1996, and $750
 monthly from September 1996 through December
 1997, with balloon payment due on remaining
 balance on December 31, 1997                                 -        74,000
Note payable to third party; unsecured; -0-%
 interest; monthly payments of $2,500, with
 balloon payment due on remaining balance
 February 1997                                                -        42,928
                                                        ---------------------
Total                                                   $55,221      $141,759
                                                        ---------------------
Less current maturities                                  43,833       128,831
                                                        ---------------------
Net long-term debt                                      $11,388      $ 12,928
                                                        =====================

NOTE PAYABLE TO RELATED PARTIES

The Company has a note payable to a trust of $126,250 which is unsecured and carries 12% interest. Interest payments are due on a quarterly basis and interest is non-compounding. In addition to this interest, the trust received a total of 180,000 shares of Common Stock in the Company. These shares have been valued at $1.50 each and the aggregate value of $270,000 was recorded as deferred finance costs. In 1996 and 1997, $67,500 and $135,000, respectively, was amortized into interest expense. At December 31, 1997, $67,500 of deferred finance costs remained on the books. A balloon payment on the principal balance of $125,000 is due on July 31, 1998.

                        Applied Voice Recognition, Inc.

3. INDEBTEDNESS (CONTINUED)

BRIDGE LOANS

On August 14, 1997, the Company paid in full $580,000, under various bridge loan agreements entered into between May 15, 1997 and July 24, 1997, to a stockholder and certain officers of the Company. The amount was paid in accordance with the provisions of the bridge loan agreement which called for full payment plus 12% interest at the earlier of six months or the receipt of the minimum proceeds of the private placement of $2,000,000. In connection with the bridge loans, warrants to purchase 580,000 shares of the Company's common stock were issued (see Note 5).

MATURITIES

Scheduled maturities of indebtedness at December 31, 1997 are as follows:

   1998                                        $170,083
   1999                                        $  9,877
   2000                                        $  1,511
   2001                                        $  -
   2002                                        $  -
                                               --------
   Total                                       $181,471
                                               ========

4. LEASES

CAPITAL

During the year, the Company entered into a lease agreement on office equipment. The lease is classified as a capital lease and calls for monthly payments of $1,342 through March 2002.

                        Applied Voice Recognition, Inc.

4. LEASES (CONTINUED)

OPERATING

The Company incurred rental expense of $109,110 and $26,038 in 1997 and 1996, respectively, in connection with operating leases on office space and equipment. Future minimum lease payments for leases having initial or remaining noncancelable lease terms in excess of one year are presented below:

 1998                                       $75,457
 1999                                       $70,585
 2000                                       $12,514
 2001                                       $ 7,404
 2002                                       $ 3,702


5. STOCKHOLDERS' EQUITY

PREFERRED STOCK


The Company is authorized to issue up to 312,500 shares of preferred stock with a par value of $.10 per share. During 1997, the Company sold in a private placement 312,500 shares of Series A Preferred Stock, par value $.10 per share (the "Series A Preferred Stock"), for a purchase price of $8.00 per share. The Company closed the first offering for 125,000 of the 312,500 shares of the Series A Preferred Stock on August 1, 1997 for a purchase price of $8.00 per share and for an aggregate of $1,000,000, and closed the second offering for 187,500 of the 312,500 shares of the Series A Preferred Stock on August 12, 1997 for an aggregate of $1,500,000. The preferred stock is entitled to cumulative dividends at a rate of 4% per annum. The dividends are to be paid with common stock of the Company, using a formula based on the trailing thirty days' average stock price as of December 31, 1997, but are recorded at fair value as of December 31, 1997. At December 31, 1997, the Company declared a dividend of $40,326, or 11,966 shares of common stock. The dividend has been accrued; however, at December 31, 1997, the stock has not yet been distributed. The 312,500 shares of preferred stock are convertible into 5.4 shares of common stock of the Company at the stockholder's option.

                        Applied Voice Recognition, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK

Prior to August 15, 1996, the Company was organized as three different Texas limited partnerships. On August 15, 1996, the Company was incorporated and the partnerships contributed all assets and liabilities in exchange for 6,000,000 shares.

On August 15, 1996, two additional stockholders purchased 2,473,000 shares of stock for $135,000. In November 1996, 500,000 additional shares were issued for services in connection with marketing and promotion of Company products and 100,000 shares were issued in connection with the acquisition of other voice recognition software development technology and talent.

In October 1996, the Company commenced the sale of its common stock in a private placement offering. Prior to the December 11, 1996 merger (Note 1), 430,311 shares had been sold at $2 per share for a total consideration of $860,023, with $203,787 in related costs of the offering. As of December 31, 1996, a total of 10,729,602 shares of stock were outstanding.

In October 1996, the Board of Directors declared a 100-for-1 stock split which increased the total number of authorized shares to 15,000,000 from 150,000. All amounts in these financial statements have been adjusted for this split as if it had occurred on January 1, 1996. The total authorized shares of 50,000,000 and the par value used of $0.01 are characteristics of the SVI stock received in the merger discussed in Note 1.

In February 1997, the Company issued 50,000 shares of Common Stock for consulting services. The services were valued at $75,000. The Company has recognized $75,000 of expense related to these services.

In February 1997, after commencing active public trading, the Company issued 50,000 shares of Common Stock to a third party who performed certain consulting and promotional services. The Company has recognized $200,000 of expense, based on the fair value of the Common Stock. The third party also received 50,000 warrants, which were valued at $83,500 (see "Warrants"). The total charge of $283,500 for the Common Stock and the warrants has been recorded in the fourth quarter.

                        Applied Voice Recognition, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

In August 1997, the Company completed a private placement (the "Private Placement") of 1,595,625 shares of common stock, par value $.001 per share (the "Common Stock"), for a purchase price of $1.60 per share and an aggregate sales price of $2,552,999. Total expenses of the Private Placement, including broker and consulting fees, commissions and compensation dues, and legal and accounting fees totaled $1,140,428. Of this amount, $559,677 was paid in cash, $235,001 was paid with 234,866 shares of Common Stock, and $345,750 was paid with 268,750 Common Stock warrants (see "Warrants").

STOCK OPTIONS

In August 1996, the Company adopted the 1996 Stock Option Plan (the "Plan") that provides for the issuance of stock options to employees, directors (who are also employees), independent contractors, and consultants. The aggregate number of shares available for issuance under the Plan is greater than 7,000 shares, or 7% of the number of shares of the Company's Common Stock which are outstanding from time to time.

Generally, options granted have five- to ten-year terms and vest and become fully exercisable in three years. Stock options issued under the Plan can be either incentive stock options or nonqualified stock options.

In December 1996, the Company adopted the 1996 Director Stock Option Plan (the "Director Plan") that provides for the issuance of stock options to the directors of the Company. The aggregate number of shares available for issuance under the Director Plan is greater than 3,000 shares, or 3% of the number of shares of the Company's common stock which are outstanding from time to time. Generally, options granted have five-year terms and vest and become fully exercisable in three years. Stock options issued under the Director Plan can be either incentive stock options or nonqualified stock options.

In October 1997, both the Plan and the Director Plan were amended by the 1997 Incentive Plan (the "Amended Plan"). The Amended Plan assumed all outstanding stock options granted under the prior plans without modification. The Amended Plan provides for the issuance of stock options, stock appreciation rights, supplemental payments, restricted stock, performance units, performance shares, and other stock-based awards. Designated employees, outside directors, and consultants are eligible to participate. An aggregate of

                        Applied Voice Recognition, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

3,000,000 shares of Common Stock is available for issuance under the Amended Plan. Generally, options granted have ten-year terms and vest and become fully exercisable in three years. Stock options issued under the Amended Plan can be either incentive stock options or nonqualified stock options.

During 1997, the Company issued nonqualified stock options under the Amended Plan, which had exercise prices approximate or equal to the fair market value of the Common Stock at the date of grant. A summary of the Company's stock option activity and related information follows:

                                                           Year ended
                                                         December 1997
                                                     ----------------------
                                                                   Weighted
                                                                   Average
                                                     Options       Exercise
                                                                    Price


                                                     ----------------------
                                                     (In Thousands, except
                                                        price per share)

Outstanding - beginning of year                               -         $   -
Granted                                                   2,109         $3.04
Forfeited                                                   238         $2.66
                                                     ----------
Outstanding - end of year                                 1,871         $3.08
                                                     ==========

Options exercisable at year-end                             370

Weighted average fair value of options granted
 during the year                                     $     2.27

Weighted average remaining contractual life         9.3 years
Range of exercise prices                          $2.78 - $5.75

                        Applied Voice Recognition, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

The Company applies APB 25 in accounting for the Plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Pro forma information regarding net income and earnings per common share is required by SFAS 123 as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model ("Black-Scholes") with the following weighted average assumptions for 1997: (i) risk-free interest rate of 5.5%, (ii) a dividend yield of-0-%, (iii) volatility factors of the expected market price of the Company's Common Stock of .47, and
(iv) a weighted average expected life of two years for stock options and four years for warrants.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. Had compensation for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the methods of SFAS 123, the Company's net income and earnings per common share would have been adjusted to the pro forma amounts indicated below:

                                                             YEAR ENDED
                                                           DECEMBER 1997
                                                 -------------------------------
                                                    AS REPORTED      PRO FORMA
                                                 -------------------------------
                                                     (In thousands, except per
                                                          share amounts)

Net loss                                             $(4,168,664)   $(4,787,665)

Loss per common share                                $     (0.36)   $     (0.41)

                        Applied Voice Recognition, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

WARRANTS

The following is a description of the outstanding warrants of the Company. The Company has determined the value of the warrants issued using either the minimal value method for all warrants granted prior to the Company's becoming effectively publicly traded on February 4, 1997, or the Black-Scholes model and the risk-free rate, dividend rate, volatility and weighted average expected life discussed above for stock options for all grants subsequent to February 4, 1997.

In August 1996, the Company granted to officers (and founding stockholders) 250,000 stock warrants with an exercise price of $0.14 per share and to nonemployee directors of the Company 150,000 stock warrants with an exercise price of $0.14. The warrants were granted under the Director Plan discussed above and have a five-year life. During the year, 294,434 of the warrants were exercised and 45,000 were forfeited. At December 31, 1997, 60,566 warrants are outstanding.

On September 16, 1996, the Company entered into a two-year Licensing Agreement with a professional athlete to use his name and likeness in marketing and promotional materials to be produced and published by the Company. Consideration paid for this licensing arrangement was 500,000 shares of Common Stock (included in the total shares outstanding at December 31, 1996) and a warrant to purchase another 500,000 shares at $1.50 per share at any time on or before August 31, 2001. None of the warrants have been exercised as of December 31, 1997.

On January 14, 1997 and September 5, 1997, the Company made to a third party two grants of 150,000 and 100,000 warrants, respectively, with an exercise price of $1.60 per share for both grants. The third party was engaged to perform consulting services to the Company during 1997. The Company has recognized $141,000, based on an analysis using the Black-Scholes model as discussed above, in general and administrative expense in 1997.

On February 14, 1997, the Company granted to a third party 50,000 warrants with an exercise price of $3.00 per share. The third party was engaged to perform consulting and promotional services related to the Private Placement completed in August 1997. The Company has recognized $83,500, based on an analysis using the Black-Scholes model as discussed above, in general and administrative expense in 1997.

                        Applied Voice Recognition, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

Between May 15, 1997 and July 24, 1997, the Company granted 580,000 warrants (430,000 warrants to officers, 50,000 warrants to a director, and 100,000 warrants to others) at an exercise price of $1.60 per share. The warrants were granted in connection with the bridge loans as discussed in Note 3. The Company has recognized finance costs of $278,400, based on an analysis using the Black-Scholes model as discussed above. The Company recorded this charge in interest expense in the fourth quarter.

On July 21, 1997, the Company granted to a broker of the Private Placement a warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.78. In addition to this, on July 23, 1997, the Company sold to the same broker, for an aggregate price of $100, a warrant to purchase up to 168,750 shares of Common Stock for $1.78 per share. Broker fees of $345,750 were offset against the proceeds of the Private Placement. The broker fees were estimated using the Black-Scholes model and related assumptions discussed above.

A summary of the Company's warrant activity and related information follows:


                                                                   WEIGHTED
                                                                    AVERAGE
                                                                   EXERCISE
                                                     WARRANTS        PRICE
                                                 ----------------------------
                                                     (In thousands, except
                                                        price per share)

Outstanding - December 31, 1995                             -0-         $   -
Granted                                                     870         $ .88
Outstanding - December 31, 1996                             870         $ .88
Granted                                                   1,149         $1.70
Exercised                                                   294         $ .14
Forfeited                                                    45         $ .14
Outstanding - December 31, 1997                           1,680         $1.57

Warrants exercisable at year-end                          1,680

Weighted average fair value of warrants granted
 during the year                                          $2.65

Weighted average remaining contractual life         2.9 years
Range of exercise prices                             $0.14 to $3.00

                        Applied Voice Recognition, Inc.

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and dilutive earnings per share:

                                                     1997              1996
                                                 -----------------------------
                                                                    (Restated)
Numerator:
 Net loss                                        $(4,168,664)      $(1,593,437)
 Preferred stock dividend                            (40,326)                -

Numerator for basic and diluted earnings per
 share - loss available to Common Stockholders   $(4,208,990)      $(1,593,437)

Denominator:
Denominator for basic and dilutive earnings
 per share - weighted average shares             $11,594,440       $ 6,971,287

Basic and diluted loss per share                 $     (0.36)      $     (0.23)

                        Applied Voice Recognition, Inc.

7. INCOME TAXES

At December 31, 1997 and 1996, the Company has net operating loss carryforwards of approximately $4,642,900 and $301,627 expiring in 2012 and 2011, respectively.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:

                                                        1997            1996
                                                     ---------------------------

Deferred tax liabilities:
 Depreciation expense                                $    12,239      $       -
 Capitalized research and development expense             53,092              -
                                                     ---------------------------
Total deferred tax liabilities                            65,331              -

Deferred tax assets:
 Net operating loss carryforwards                      1,578,586        102,553
 Deferred revenues                                        23,336              -
 Research and development credit                          77,205              -
 Stock-based compensation expense                         76,500              -
 Allowance for doubtful accounts                         147,900              -
 Other                                                       945              -
                                                     ---------------------------
Total deferred tax assets                              1,904,472        102,553
                                                     ---------------------------
Net deferred tax asset                                 1,839,141        102,553
                                                     ---------------------------
Valuation allowance for deferred tax assets           (1,839,141)      (102,553)
Net deferred taxes                                   $         -      $       -
                                                     ==========================

                        Applied Voice Recognition, Inc.

8. NONCASH TRANSACTIONS

Following is a list of noncash transactions.

Year ended December 31, 1997:
  Capital lease obligation for equipment                              $ 55,047
  Preferred stock dividend paid with Common Stock                       40,326
  Warrants issued in connection with bridge financing charged
     to interest expense                                               278,400
  Issuance of Common Stock and warrants for private placement
     fees                                                              562,006
  Common Stock issued for legal services related to private
     placement                                                          18,745
  Common Stock issued for consulting services                          358,500
  Common Stock issued for consulting services                           45,000
  Common Stock issued for advertising                                   45,000
  Common Stock issued in exchange for investment in Wade
     Cook stock                                                        303,125

Year ended December 31, 1996:
  Conversion of debt to contributed capital                           $214,902
  Common Stock issued for marketing and promotional services           768,150

  Common Stock issued in connection with notes payable
     recorded as deferred finance costs                                270,000

  Common Stock options issued for compensation                         340,000

9. EMPLOYMENT AGREEMENTS

In 1997, several employment agreements were executed with key officers of the Company. These agreements supersede previous employment agreements. The 1997 agreements call for a combined annual salary of $574,996, beginning in 1998.

10. JOINT PRODUCT DEVELOPMENT AGREEMENT

On December 31, 1997, the Company entered into a joint product development agreement with Voice It Worldwide ("Voice It"). The agreement set the stage for the development of a product which integrates the Company's voice recognition product, VoiceCOMMANDER/TM/, with Voice It's "Digital Recorder" (a hand-held digital recording

                        Applied Voice Recognition, Inc.

10. JOINT PRODUCT DEVELOPMENT AGREEMENT (CONTINUED)

unit). The resulting product will have general consumer applications and will also be customized to meet the requirements of specific professions. Both the Company and Voice It have agreed to commit technical and financial resources as may be reasonably necessary to carry out the development of the product. In addition to this, the Company agreed to purchase 471,700 shares of Voice It common stock at a price of $1.06 per share for a total of $500,000. Voice It agreed to purchase 50,000 licenses of VoiceCOMMANDER/TM/ (formerly known as SpeechCOMMANDER) for $1,000,000. Both transactions are reflected in the December 31, 1997 financial statements.

11. INVESTMENTS

On September 12, 1997, the Company entered into an agreement with Wade Cook Financial Corporation ("Wade"). In accordance with the terms of the agreement, the Company exchanged 100,000 shares of its Common Stock for 14,433 shares (which subsequently have split to 129,897 shares) of Wade's common stock. The shares acquired are not registered under the Securities Act of 1933 or under any state securities laws. As the result of this, the Company cannot transfer or sell the acquired shares. As of April 4, 1998, physical transfer of relevant stock certificates between the Company and Wade had not occurred. Based on the fair value of Wade's common stock at December 31, 1997, the Company has an unrealized gain of $62,221.

On December 31, 1997, the Company purchased 471,700 shares of Voice It common stock for $500,000.

12. IBM VIA VOICE DISTRIBUTION AGREEMENT

Via Voice, a voice recognition engine developed by IBM, is the integral component that drives the functionality of VoiceCOMMANDER/TM/, the Company's voice recognition product. On September 22, 1997, IBM authorized the Company to replicate and distribute Via Voice as VoiceCOMMANDER/TM/. In exchange for this right, the Company agreed to pay IBM a $6.00 per license royalty fee. As of the year ended December 31, 1997, the Company owed IBM $207,154 in royalties.

                        Applied Voice Recognition, Inc.

13. JOINT VENTURE AGREEMENT

In April 1996, the Company entered into negotiations with Nevada Gold and Casinos, Inc. ("NGCI"), for the joint development of VoiceCommander Gambler, a voice-activated gaming device. The execution of the agreement was contingent upon NGCI's ability to provide financing for sales and marketing efforts. NGCI was unable to obtain and provide the required financing. Because of this, the potential agreement was never finalized. Currently, there are no intentions to pursue the venture any further.

14. ACQUISITION

On September 25, 1996, the Company acquired other voice recognition software technology and talent for 100,000 shares of Company stock and $135,000, payable $5,000 per month for 27 months, commencing October 1996. This agreement was terminated in February 1997, with the return of 87,500 shares and cancellation of the remaining balance of the note payable in consideration for a release from a noncompete agreement. The termination of this agreement is reflected in the 1996 financial statements. The remaining 12,500 shares were valued at $1.50 per share and the Company recorded $18,750 of expense in 1996.

15. RESTATEMENT OF 1996 FINANCIAL STATEMENTS

The 1996 financial statements have been restated for the correction of the following errors:

In 1996, the Company issued a total of 512,500 shares of Common Stock to two individuals for services rendered and recorded nominal compensation. The Company is restating the financial statements to reflect $768,150 of compensation expense based on the fair value of the Common Stock related to the Common Stock issuances.

The Company issued 250,000 stock options to certain officers and management of the Company. Those officers and management received the stock options in lieu of cash compensation. The Company is restating the 1996 financial statements to record $340,000 of compensation expense related to the granting of those options.

The Company issued 180,000 shares of Common Stock in connection with a note payable. The Company is restating the 1996 financial statements to record $270,000 of deferred finance costs which will be amortized over the life of the note payable.

                        Applied Voice Recognition, Inc.

15. RESTATEMENT OF 1996 FINANCIAL STATEMENTS (CONTINUED)

Upon the reorganization on August 15, 1996, the Company did not eliminate its precious retained deficit. The Company is restating stockholders' equity to reflect the elimination of the cumulative retained deficit as of August 15, 1996.

16. SUBSEQUENT EVENTS

In March 1998, the Company purchased certain assets of Transcription Resources for approximately $150,000 less liabilities to be assumed.

On March 11, 1998, the Company completed a private placement of $3,000,000. The placement was comprised of 3,000 shares of Series B Convertible Preferred Stock. These shares have a par value of $.10 and are priced at $1,000 per share. $300,000 of private placement fees were netted against the proceeds.

EXHIBIT                   DESCRIPTION OF EXHIBIT
-------                   ----------------------

  2.1 Plan and Agreement of Merger between Applied Voice Recognition, Inc., a Utah corporation and the Company dated November 7, 1997. (Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with the Commission on January 20, 1998 is incorporated herein by reference).

 *2.2 Asset Purchase Agreement by and between Transcription Resources dated March 17, 1998.

  3.1 Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on January 29, 1998. (Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the Commission on January 20, 1998 is incorporated herein by reference).

  3.2 Certificate of Designation for the Series A Preferred Stock as filed with the Delaware Secretary of State on January 29, 1998. (Exhibit 4.2 to the Comapny's Current Report on Form 8-K as filed with the Commission on January 20, 1998 is incorporated herein by reference).

 *3.3 Certificate of Ownership and Merger of Applied Voice Recognition, Inc., a Utah corporation, with and into the Company dated January 26, 1998 as filed with the Delaware Secretary of State on January 29, 1998.

 *3.4 Certificate of Designation for the Series B Preferred Stock as filed with the Delaware Secretary of State on March 11, 1998.

  3.5 Amended and Restated Bylaws of the Company as adopted on November 7, 1997. (Exhibit 4.3 to the Company's Current Report on Form 8-K as filed with the Commission on January 20, 1998 is incorporated herein by reference).

 *4.1 Registration Rights Agreement between the Company and Equity Services, Ltd., a Nevis company ("ESL") dated July 31, 1997.

 *4.2 Registration Rights Agreement between the Company and ESL dated August 12, 1997.

 *4.3 Amended and Restated Registration Rights Agreement between the Company and Entrepreneurial Investors, Ltd., a Bahamas company ("EIL") dated January 8, 1998.

 *4.4 Registration Rights Agreement between the Company and EIL dated August 12, 1997.

 *4.5 Registration Rights Agreement by and between the Company and Voice It Worldwide, Inc., a Colorado corporation ("Voice It") dated December 31, 1997.

 *4.6 Form of Registration Rights Agreement between the Company and the Series B Preferred Stock investors dated March 11, 1998.

EXHIBIT                         DESCRIPTION OF EXHIBIT
-------                         ----------------------

*10.1 Joint Product Development Agreement by and between the Company and Voice It dated December 31, 1997.

*10.2 OEM Distribution Agreement between the Company and IBM dated December 17, 1996.

 10.3 1997 Incentive Plan effective as of October 1, 1997 (Exhibit 4.1 to the Company's Form S-8 (No. 333-44191) as filed with the Commission on January 13, 1998, is incorporated herein by reference).

 16.1 Letter dated August 12, 1997, from Malone & Bailey, PLLC to the Commission. (Exhibit 16.1 to the Company's Form 10-QSB for the period ended June 30, 1997, as filed with the Commission on August 14, 1997, is incorporated herein by reference).

*23.1   Consent of Ernst & Young LLP.

*23.2   Consent of Malone & Bailey, PLLC.

*27.1   Financial Data Schedule.

___________________
*    Filed herewith.

     (b)  Reports on Form 8-K.

     None.