Form 10KSB40/A
period 1997-12-31
APPLIED VOICE RECOGNITION INC /DE/
filed 1998-04-30
CIK 780882

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                FORM 10-KSB/A-1
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

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

                                 713-621-5678
               (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

     Title of Each Class          Name of Each Exchange on Which Registered
     -------------------          -----------------------------------------
----------------------------  -------------------------------------------------

----------------------------  -------------------------------------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                 COMMON STOCK,
                           PAR VALUE $.001 PER SHARE
--------------------------------------------------------------------------------
                               (Title of Class)
--------------------------------------------------------------------------------
                               (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [X]    No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the 12 months ended December 31, 1997 were $2,113,103. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on April 28, 1998 of $2.59 was 15,582,163. As of April 28, 1998, Issuer had 13,187,853 shares of its common stock, par value $.001 per share (the "Common Stock"), outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes [ ]    No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

Current Report on Form 8-K filed with the Commission on January 20, 1998.

                               TABLE OF CONTENTS

     ITEM                                                                  PAGE
     ----                                                                  ----

                                     PART I
ITEM 1.    BUSINESS ......................................................   1

ITEM 2.    PROPERTIES ....................................................   7

ITEM 3.    LEGAL PROCEEDINGS .............................................   7

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........   7

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS .......................................................   7

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS .........................................   9

ITEM 7.    FINANCIAL STATEMENTS ..........................................  12

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND
           FINANCIAL DISCLOSURE ..........................................  12

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT .............  13

ITEM 10.   EXECUTIVE COMPENSATION ........................................  15

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.  18

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................  19

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K  .............................  21

   This Report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report are forward looking statements. Such forward looking statements include, without limitations, statements under (a) "Business" regarding the Company's expectations for future product development and related expenditures, and (b) "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources" regarding the Company's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations and acquisitions. Although the Company believes the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to have been correct. The ability to achieve the Company's expectations is contingent upon a number of factors which include (i) the ongoing cost of research and development activities, (ii) the effect of any current or future competitive products, (iii) the Company's ability to manufacture and market its products commercially, (iv) the retention of key personnel, and (v) the availability of financing on acceptable terms and capital market conditions generally. This Report may contain trademarks and service marks of other companies.

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

   In the second quarter of 1995, the Company completed development of the second version of VC, VoiceCOMMANDER 2.0 ("VC2"). VC2 had similar features as VC1, but added certain applications such as a voice activated phone dialer, as well as additional pre-formatted forms and templates. VC2 was based upon Dragon Dictate, a discreet speech voice recognition software engine developed by Dragon. The Company introduced Voice COMMANDER 3.0 ("VC3") in early 1996. VC3 included several new applications, including voice activated e-mail and internet access. The Company continued to use Dragon products for the voice recognition software engine upon which VC3 was based. Given the Company's ongoing research and development efforts, the Company did not undertake an extensive sales and marketing effort regarding the VC1, VC2 and VC3 products, with the result that sales of these products were limited.

   In December 1996, the Company concluded negotiations with IBM for a nonexclusive original equipment manufacturing license (the "IBM License") for IBM's software engine, Voice Type. The Company shortly thereafter began a new development program utilizing Voice Type. Due to the relatively inexpensive cost of the IBM software engine, the IBM License allowed the Company to develop voice recognition applications which could sell for significantly less than its
previous applications.   In 1997, IBM developed the ViaVoice software engine
which utilized continuous speech recognition technology in contrast to the earlier discreet speech engines. This continuous speech improvement eliminated the cumbersome requirement of pausing between words. In early 1997, the Company incorporated the ViaVoice software engine into its development program for the next generation of VC. VoiceCOMMANDER 4.0 ("VC4"), which utilizes the ViaVoice engine, was demonstrated in September 1997, and subsequently released into the mass market in November 1997.

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

   Healthcare Market. The Company's healthcare market strategy is to create an organization focused on developing and marketing the Professional Edition of VC4 and other related products to the healthcare transcription market. The Company is currently offering a stand-alone medical dictation solution in the Houston market. This solution includes VoiceCOMMANDER(TM) voice recognition software, language models and medical vocabularies specifically designed for the physician and his or her unique practice, training, installation and support. The Company intends to focus its marketing efforts on the physicians who are organized into specialty practice groups.

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

   The Company offers annual maintenance agreements for extended technical support. During 1997, the Company signed an agreement with a third party to offer first line maintenance support from 8:00 a.m. - 10:00 p.m., 7 days a week.

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

   The Healthcare Transcription Market. It is estimated by MTIA that the total annual cost of transcribing medical records in the United States is greater than $6.6 billion. Of this amount, MTIA reports that approximately $1 billion is currently outsourced to medical transcription companies. This outsourced medical transcription market is highly competitive. Medical transcription companies provide transcription services offsite for a fee and use traditional dictation methodologies. These methods include transcribing from handwritten documents, tapes and over the phone line submission of dictation. According to American Association of Medical Transcriptionists, there are over 1,500 companies that offer medical transcription in the United States; however, less than 30 of these companies have significant sales volume and a national or regional customer base. The Company's strategy is to differentiate itself from these companies by offering completed integrated, stand-alone voice to text medical dictation software and hardware solution.

   The Company is not aware of any major direct competitors currently offering a complete voice to text medical transcription solution that includes software, personalized training and vocabularies and a hand held dictation device. Generic voice to text software providers (IBM, Lernout and Hauspie, Dragon Systems, Phillips) are potential competitors in the medical transcription marketplace.
In fact, several of these voice-recognition vendors currently offer packaged solutions to the healthcare marketplace. These vendors to date, however sell only "off the shelf" software with some medical vocabularies but with neither the personalized training nor a dictation device. The Company has internet or extranet transfers of compressed voice files in connection with a handheld devise that supports customizations and integration of voice recognition dictation into client/patient records.

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

                                     1997        HIGH    LOW
                                 -------------  ------  ------

(Commencing February 5, 1997)    1/st/ Quarter  $4.125  $2.500
                                 2/nd/ Quarter  $4.000  $2.500
                                 3/rd/ Quarter  $3.718  $2.562
                                 4/th/ Quarter  $6.125  $2.750

   As of April 28, 1998, there were 13,250,034 shares of Common Stock issued and outstanding and approximately 650 holders of record of the Common Stock. The Company has neither declared nor paid any dividends on the Common Stock since its inception and presently anticipates that no dividends will be declared in the foreseeable future. Any future dividends will be subject to the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the operating and financial condition of the Company, its capital requirements, debt obligation agreements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on the Common Stock will be paid in the future.

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

   In September 1997 the Company issued 100,000 shares of Common Stock in exchange for 14,433 shares of common stock in Wade Cook Financial Corporation as described in footnote 11 to the financial statements included herein. Also in September 1997, the Company issued Warrants to purchase 100,000 shares of Common Stock to Rich Huttner, a director of the Company, in exchange for consulting services.

   In October 1997, the Company issued 7,500 shares of Common Stock as payment for office furniture.

   In November 1997, the Company issued 10,000 shares of common stock to Rick Huttner, a director of the Company in exchange for consulting services.

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

   In addition, the Company issued 333,332 shares of Common Stock to its directors under the Company's 1996 Director Stock Option Plan at exercise prices between $2.75 and $3.75, and options to purchase 1,766,000 shares of Common Stock to employees under the Company's 1996 Stock Option Plan at exercise prices between $2.50 and $5.38.

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

   In October, 1997, the AICPA issued Statement of Position (SOP) 97-2. "Software Revenue Recognition," which supersedes SOP 91-1 . The Company will be required to adopt Sop 97-2 for software transactions entered into beginning January 1, 1998 and retroactive application to years prior to adoption is prohibited. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc. ) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence, which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support, and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company's management is in the process of evaluating the impact that the adoption of SOP 97-2 will have on the Company's results of operations.

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

RESULTS OF OPERATIONS:

Fiscal year 1997 vs. Fiscal Year 1996

   Revenues: The Company's net revenue increased approximately $1,738,000, from $375,000 in 1996 to $2,113,000 in 1997, an increase of 464%. Of the total increase, $1,000,000 was due to the sale of 50,000 software licenses to Voice It. This sale was made in conjunction with the Joint Agreement. The remaining revenue increase of $738,000 is attributable to sales of the Professional Edition and Personal Edition of the VC4.

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

   Marketing and sales expense: Marketing and sales expense consists primarily of salaries and commissions of marketing and sales personnel, advertising and promotion expense. Marketing and sales expense increased approximately $1,332,000, from $167,000 in 1996 to $1,499,000 in 1997, an increase of 798%.
Of the total increase, approximately $540,000 is attributable to the development of a professional sales and marketing organization to market the Company's product in the Houston market. To increase the effectiveness of the Company's sales efforts, the Company launched two major advertising campaigns during the year. During the first three quarters of 1997 the Company ran a promotional and advertising campaign featuring Hakeem Olajuwon, the NBA superstar which was responsible for approximately $395,000 of incremental marketing and sales
expense.   In the fourth quarter of 1997, the Company introduced the Personal
Edition of the VC4 to the retail market and incurred approximately $396,000 of incremental marketing and sales expenses associated with the development of the TV infomercial and marketing the product through computer catalogues and other retailing channels.

   General and administrative expense: General and administrative expense is comprised primarily of compensation and related expenditures for administrative and executive personnel, professional fees associated with legal and consulting services and general corporate overheads. General and administrative expense increased approximately $1,470,000, from $1,382,000 in 1996 to $2,852,000 in
1997 an increase of 106%. The increase is attributable mainly to increased administrative and executive personnel and associated recruiting costs, which
amounted to approximately $631,000 of the total increase.   Another factor
contributing to the increase include additional consulting and legal expense of approximately $333,000 incurred in association with the creation of trademark and patent rights on proprietary products and development of benefit plan, employment agreements and stock option plans. All other general and administrative costs increased approximately $506,000 due to higher telephone, occupancy, travel, bad debt and general office expenses incurred due to more personnel and an increase in sales volume.

   Research and development expense: Research and development expense consists primarily of personnel costs including salaries and benefits and consultant costs related to the research and development of the Company's product. Research and development expenses increased approximately $613,000, from $112,000 in 1996 to $725,000 in 1997, an increase of 547%. The increase is wholly attributable to the increase in research and development personnel and contract labor and reflects the incremental efforts focused on the enhancement and development of VC4's Personal Editions and Professional Edition.

   Rental income: During the year, the Company leased several lap top computers to a customer. This was a one time only event and did not include the sale of
software.   The total incremental revenue, attributable to this transaction realized in 1997 was approximately $ 37,000. Subsequent to year-end, the lease expired and was not renewed.

   Interest income: Interest income consists primarily of interest earned on cash and cash equivalents. Interest income increased approximately $60,000 from $3,000 in 1996 to $63,000 in 1997. The increase is attributed to invested funds received as the result of the Company's private placement activities during the year, but unused in operations.

   Interest expense: Interest expense increased approximately $359,000 from $92,000 in 1996 to $451,000 in 1997 an increase of 390%. Approximately $68,000 of the increase relates to amortized interest expense related to an $125,000 loan the Company secured from an unrelated trust in July of 1996. In exchange for this loan the Company agreed to pay interest at a rate of 12% and issue to the trust 180,000 shares of the Company's Common stock. At the date of issuance, the common stock was valued at $1.50 per share or $270,000 for the entire issuance. This was accounted for as deferred interest and is being amortized over the two year life of the note as interest expense. Approximately $13,000 of the increase relates to bridge loans made by officers, director, and others and incremental interest associated with the $125,000 loan to the unrelated trust. The bridge loans represented aggregate borrowing by the Company of $580,000 for the period from May 15, 1997 to July 24, 1997. Interest was paid in accordance with the provision of the loan agreements, which specified payment of all principal amounts plus 12% interest at the earlier of six months or the receipt of the minimum proceeds of the private placement of $2,000,000.

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

   Income taxes: The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1997, the Company had generated net operating losses ("NOLS"), for financial reporting purposes, of approximately $4.0 million available to reduce future federal income taxes. These carryforwards will begin to expire in 2011. The ability of the Company to utilize the carry forwards is dependent upon the Company generating sufficient taxable income, and may be affected by annual limitations on the use of such carry forwards if a change of control occurs due to future sales of the Company's capital stock. During the 1996 and 1997, the Company has recorded a valuational allowance for all net deferred tax assets, including NOLS.

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

   Current year investing activities totaled approximately $842,000. Of this total approximately $500,000 represented the investment in a public company. On December 31, 1997, the Company agreed to purchase 471,700 shares of Voice It common stock at a price of $1.06 per share for a total of $500,000. The transaction was effected in conjunction with the joint development and distribution agreement described in Note 10 to the financial statements. In March of 1998 the Company and Voice it signed a letter of intent to complete merger negotiations on or before March 31, 1998. The letter of intent lapsed without the parties completing the merger agreement. The Company's other investing activities included purchase of capital assets, primarily computer equipment of approximately $177,000 and software capitalization totaling $165,000.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On August 12, 1997, the Company's board of directors determined to replace Malone and Bailey PLLC ("M&B") as its principal accountant with Ernst & Young LLP ("E&Y"), effective August 12, 1997.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

   The following table provides information concerning each executive officer and director of the Company as of the date hereof:

        NAME            AGE                            POSITION                            CLASS
        ----            ---                            --------                            -----
Timothy J. Connolly      45  Chief Executive Officer, President and Chairman of the Board  II
Jan Carson Connolly      49  Vice President - Marketing, Secretary and Director            II
H. Russel Douglas        46  Vice President - Research and Development/Chief Technology    II
                             Officer and Director
William T. Kennedy       53  Assistant Secretary and Chief Financial Officer               N/A
J. Nolan Bedford         61  Director                                                      II
Raymond R. Betz          54  Director                                                      III
J. William Boyar         47  Director                                                      I
Frederick A. Huttner     52  Director                                                      I
G. Edward Powell         62  Director                                                      I
Jesse R. Marion          44  Director                                                      III
Michael J. Wilson        45  Vice Chairman and Director                                    III

   TIMOTHY J. CONNOLLY has served as Chairman of the Board, Chief Executive Officer and President of the Company since August 1996. Mr. Connolly founded Applied Voice Technology, LP (the Company's predecessor) in November 1994 and served as its managing partner until August 1996. In 1984, Mr. Connolly formed Post Oak Financial Corporation, an investment and mortgage banking firm, and served as President of that corporation until October 1994. Mr. Connolly graduated from Texas A&M University with an undergraduate degree in Marketing and Management, and a Masters Degree in Business Administration.

   JAN CARSON CONNOLLY has served as Vice President of Marketing and a director of the Company since August 1996. From September 1995 until August 1996, Ms. Carson Connolly was employed by Applied Voice Technology, L.P. Ms. Carson Connolly was a news anchor and reporter for ABC, NBC and CBS in Houston, San Francisco, and several other cities from September 1983 through August 1995.
Ms. Carson Connolly has over 24 years experience in television broadcast journalism during which time she was employed as a writer, producer, editor, reporter and news anchor. Ms. Carson Connolly graduated with a Bachelor of Arts Degree from Benedictine College in Atchison, Kansas.

   H. RUSSEL DOUGLAS has served as Vice President of Research and Development/Chief Technology Officer and a director of the Company since August 1996. Mr. Douglas was employed by Applied Voice Technology, L.P. from August 1995 through August 1996. From 1989 through August 1995, Mr. Douglas was a senior manager of Legent Corporation, an international computer software company, where Mr. Douglas was responsible for development and worldwide support of Legent's systems product line. Mr. Douglas began developing voice applications in 1986 as Vice President of Research and Development of VOTEK, an early voice applications company based in Ontario, Canada. Mr. Douglas received a BSC Degree in Economics and Commerce in 1977 from the Royal Military College of Canada, and a Masters Equivalent in Organizational Management in 1981 from the Canadian Military Staff School.

   WILLIAM T. KENNEDY joined the Company as Chief Financial Officer in May 1997. From 1991 until joining the Company, Mr. Kennedy served as Vice President of Finance/CFO of Bradmark, Inc., a database software company. Prior to that time, Mr. Kennedy served as the Chief Financial Officer for CBR, Inc., a credit and collections company with 60 business units in over 35 states, from 1987 to 1991. Mr. Kennedy's experience also included serving as CFO for Bookstop,

Inc., a discount bookstore chain with 23 stores. Mr. Kennedy has over 25 years of financial accounting experience. Mr. Kennedy is a graduate of the University of Illinois, and is a Certified Public Accountant.

   J. NOLAN BEDFORD has served as director of the Company since May 1997. Mr. Bedford has been the Vice-Chairman of Southwest Bank Holding Company, Houston, since 1997. During his career, he has served as Chief Executive Officer for several banks, including his most recent duties as President and Chief Executive Officer for Pinemont Bank in Houston from 1993 to 1997. Mr. Bedford received his B.S. in Economics from the University of Houston in 1969.

   RAYMOND R. BETZ has been a director of the Company since September 1997. Mr. Betz has served as the Chief Executive Officer of The Betz Companies, a privately held real estate and development company headquartered in Houston, Texas, since 1976 when he founded that company. Mr. Betz received his B.S. in Civil Engineering from the University of Missouri at Rolla in 1966 and a Masters Degree in Industrial Administration from the Krannert Graduate School at Purdue University in 1969. He also is a Certified Public Accountant in the State of Texas.

   J. WILLIAM BOYAR has been a director of the Company since August 1997. Mr. Boyar has been a shareholder in the firm of Boyar, Simon & Miller, P.C. since 1990. Mr. Boyar started his practice with Chamberlain, Hrdlicka, White & Waters as a corporate and partnership tax lawyer in 1976. He then joined the firm of Waters, Townsend & Boyar in 1979, which became Boyar, Norton & Blair in 1983. Mr. Boyar received his undergraduate degree from Tulane University, and his Law Degree from Tulane University School of Law.

   FREDERICK A. HUTTNER has served as a director of the Company since September 1997. Mr. Huttner has served as President of Huttner & Company, a privately-held management-consulting firm that specializes in assisting entrepreneurial businesses in becoming mature, financially stable, and professionally managed companies, since he founded that company in 1981. Prior to 1981, Mr. Huttner held the position of Chief Financial Officer for a precision metal fabricator and graphics manufacturer. Mr. Huttner consults with emerging growth companies, as well as, Fortune 500 companies on issues of growth, capital and resource development. Mr. Huttner received his B.S. from New York University's School of Commerce in 1971. He has been a CPA for over 20 years and is currently a member of the American Institute of Certified Public Accountants.

   G. EDWARD POWELL has served as a director of the Company since March 1997. Currently Mr. Powell is Chief Financial Officer of Advanced Communications Group, Inc. Mr. Powell joined the professional staff of Price Waterhouse & Co. in June 1959. In 1972, he was admitted to the partnership and was appointed managing partner of the Houston Metropolitan Department, a multidisciplinary practice unit dedicated to serving middle market businesses in 1973. In 1982, he was appointed to the position of managing partner of the Houston office of Price Waterhouse and retained that position until his retirement in 1994. Mr. Powell received a BBA in Accounting from Texas A&M University in May 1959.

   JESSE R. MARION has served as a director of the Company since August 1996. Mr. Marion is currently President and founder of Millennium Seismic, Inc., a privately-held oilfield seismic company. Previously, Mr. Marion served as President and director of Seitel Data, Ltd., a wholly owned subsidiary of Seitel, Inc. (a NYSE listed company), from January 1993 to May 1996. Mr. Marion also served as Vice President of Sales of Seitel, Inc. from April 1992 through May 1996. From January 1989 through March 1992, Mr. Marion was Executive Vice President for First Seismic, Inc., a Nasdaq listed company.

   MICHAEL J. WILSON has served as a director of the Company since September 1997. Mr. Wilson is currently President of Wilson & Associates, a privately-held management consulting firm. Mr. Wilson has served as President and CEO of Dynasty Technologies, Inc. from January 1996 to December 1996. Prior to joining Dynasty, Mr. Wilson served as President and a member of the Board of Directors of Uniface Corporation from July 1990 to January 1995, Mr. Wilson has also served as Vice President of Sales for Ingres Corporation and UCCEL. Mr. Wilson holds a BA Degree from Lewis University in Lockport, Illinois.

   At the Company's 1997 Annual Meeting, the shareholders approved an amendment to the Company's Certificate of Incorporation which divided the Company's Board of Directors into three separate classes. Each class of the Board of Directors are elected to serve staggered three year terms. Class III directors will be elected at the 1998 Annual Meeting of shareholders to be held July 3, 1998. Classes II and I will be elected at the Annual Meetings in 1999 and 2000, respectively. There are no family relationships among the directors and officers of the Company, except for Timothy J. Connolly and Jan Carson Connolly, who are husband and wife. None of the directors receive any compensation or reimbursement of out-of-pocket expenses to attend board meetings. However, all board members are eligible to receive stock options pursuant to the 1997 Incentive Plan. See "Item 10. Executive Compensation."

   Each officer of the Company serves at the discretion of the Board of Directors, subject to the terms of his employment agreement, if any, and is eligible to receive stock options pursuant to the 1997 Incentive Plan. See "Item 10. Executive Compensation" below, for a discussion of the Company's employment agreements. Each member of management devotes his full time to the Company's affairs.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   Section 16(a) of the Exchange Act requires a company's directors and executive officers, and persons who own more than 10% of the equity securities of the Company to file initial reports of ownership and reports of ownership and reports of changes in ownership of the Common Stock with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports they file. The Company did not become subject to Section 16(a) of the Exchange Act until January 9, 1998. Therefore no Section 16(a) filings were required during fiscal year 1997.

ITEM 10.  EXECUTIVE COMPENSATION

   Summary of Compensation. The following table provides certain summary information concerning compensation paid or accrued during the fiscal years ended December 31, 1997, 1996 and 1995 to the Company's Chief Executive Officer and to each of the other most highly compensated executive officers serving at the end of the fiscal year ended December 31, 1997 (the "Named Executive Officers"):

                                                                           LONG-TERM
                                        ANNUAL COMPENSATION (1)           COMPENSATION
                                   --------------------------------  ----------------------
                                                                     RESTRICTED  SECURITIES
                                                                        STOCK    UNDERLYING
NAME AND POSITION            YEAR   SALARY        BONUS   OTHER (2)  AWARDS (3)    OPTIONS
-----------------          ------- --------     --------  ---------  ----------  ----------
Timothy J. Connolly          1997  $157,833       24,399     9,433           --   180,500  (4)
  Chief Executive            1996    15,000           --       750           --
  Officer and                1995    20,000           --        --           --
  Chairman of the
  Board

Charles W. Skamser           1997   101,042        7,375     6,433           --   600,500  (4)
  President and Chief                                                        --
  Operating Officer (5)

H. Russel Douglas            1997   113,500           --     7,500           --   210,500
  Vice President -                                                           --
  Research and
  Development/
  Chief Technology
  Officer

__________________________
(1) Amounts exclude perquisites and other personal benefits because such compensation did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each executive officer.
(2) Comprised of commissions and car allowances.
(3) The value of the aggregate restricted stock holdings as of last fiscal year is $8,819,680 and $3,025,550, for Messrs. Connolly and Douglas, respectively. Mr. Skamser did not hold any restricted stock as of last fiscal year.
(4) The amounts for Messrs. Connolly and Skamser include 180,000 and 100,000 options, respectively, which were granted in connection with bridge loans payable to these individuals. An option to purchase one share of stock was granted for each dollar borrowed. The notes earned interest at 12% per annum and were outstanding for less than three months. Both notes were paid, in full, prior to year end. None of the associated interest is included in the summary compensation table.
(5) Subsequent to the year end, Mr. Skamser resigned. This resulted in the forfeiture of 333,333 shares associated with an option for 500,000 shares.

  Option Grants in Last Fiscal year. The following table provides certain information with respect to options granted to the Chief Executive Officer and to each of the Named Executive Officers during the fiscal year ended December 31, 1997:

                                                      INDIVIDUAL GRANTS
                       ------------------------------------------------------------------------------
                         NUMBER OF
                        SECURITIES       PERCENT OF TOTAL     EXERCISE
                        UNDERLYING     OPTIONS GRANTED TO      OR BASE     GRANT DATE
                         OPTIONS       EMPLOYEES IN FISCAL      PRICE      MARKET PRICE    EXPIRATION
NAME                     GRANTED             YEAR             ($/SHARE)    ($/SHARE)         DATE(1)
----                   -----------     -------------------   ---------    -------------    ----------
Timothy J. Connolly           180,000          7.82%            1.60          2.25          5/15/00(2)
H. Russel Douglas             210,000          9.13%            2.88          4.00          2/04/07
Charles W. Skamser            500,000         21.73%            3.38          4.25          4/01/07(3)
                              100,000          4.35%            1.60          2.81          6/23/00(2)

__________________________
(1) Unless otherwise indicated, all options vest one-third per year over a three year period from the date of grant.
(2) These options were granted in connection with bridge loans payable to these individuals and were fully vested upon date of grant. An option to purchase one share of stock was granted for each dollar borrowed. The notes earned interest at 12% per annum and were outstanding for less than three months. Both notes were paid, in full, prior to year end.
(3) Subsequent to year end, Mr. Skamser resigned. This resulted in the forfeiture of 333,333 shares associated with the option.

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year Ended Option Values. The following table provides certain information with respect to options exercised during the fiscal year ended December 31, 1997 by the Chief Executive Officer and each of the Named Executive Officers listed in the preceding tables:

                                                                                       VALUE OF
                                                           NUMBER OF                  UNEXERCISED
                                                     SECURITIES UNDERLYING           IN-THE-MONEY
                                                         UNEXERCISED                  OPTIONS AT
                                                       OPTIONS AT FISCAL                FISCAL
                                                         YEAR-END (#)                 YEAR-END($)
                          SHARES                  ---------------------------   --------------------------
                       ACQUIRED ON      VALUE
NAME                   EXERCISE(#)   REALIZED($)  EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
----                   -----------   -----------  -----------   -------------   -----------  -------------
Timothy J. Connolly         182,500     578,525     180,000            --         319,500            --
Charles W. Skamser               --          --     100,000       500,000(1)      177,500            --
H. Russel Douglas            37,500      96,675     140,000        70,000          69,300        34,650

__________________________
(1) Subsequent to year end, Mr. Skamser resigned, this resulted in the forfeiture of 333,333 shares associated with an option for 500,000 shares. The remaining shares of 166,667 became fully vested.

EMPLOYMENT AGREEMENTS WITH KEY PERSONNEL

  On July 1, 1997, the Company entered into an employment agreement with Timothy
J. Connolly, the Company's Chief Executive Officer. The term of the agreement is effective until terminated by either the Company or the employee. The initial term of the contract expires December 31, 2000. Thereafter, the expiration date of the contract shall be automatically extended for successive one-year periods. According to the agreement, Mr. Connolly will receive an annual base salary of $225,000 for 1998. After this, the annual base salary will increase to $250,000 and will remain at this amount until expiration date. In addition to the base salary, Mr. Connolly is entitled to receive an annual bonus. The annual bonus is determined at the beginning of each year and is contingent upon Mr. Connolly's ability to meet certain performance criteria.

  On April 1, 1997, the Company entered into an employment agreement with Charles W. Skamser the Company's COO. This employment agreement terminated on March 2, 1998, upon Mr. Skamser's election to leave the Company in pursuit of other interests.

  On April 1, 1997, the Company entered into an employment agreement with H. Russel Douglas, the Company's Chief Technology Officer. The term of the agreement is effective until terminated by either the Company or the employee. The initial term of the contract expires March 31, 2000. Thereafter, the expiration date of the contract shall be automatically extended for successive one-year periods. According to the agreement, Mr. Douglas will receive an annual base salary of $150,000 for 1998. After this, the annual base salary will increase to $175,000 and will remain at that amount until the expiration date. In addition to the base salary, the Mr. Douglas is entitled to receive a quarterly bonus. The quarterly bonus is equal to 6-1/4% of the base salary and is contingent upon Mr. Douglas' ability to meet certain performance criteria. In accordance with the agreement, Mr. Douglas is entitled to participate in the Company's 1997 Incentive Plan.

  In May 1, 1997, the Company entered into an employment agreement with William
T. Kennedy the Company's Chief Financial Officer. The term of the agreement is effective until terminated by either the employer or the employee. The initial term of the contract expires April 30, 2000. Thereafter, the expiration date of the contract shall be automatically extended for successive one-year periods. According to the agreement, Mr. Kennedy will receive an annual base salary of $125,000 from January 1, 1998 through December 31, 1998. After this, the annual base salary will increase to $150,000 and will remain like this until expiration date. In addition to the base salary, Mr. Kennedy is entitled to receive a quarterly bonus. The quarterly bonus is equal to 6-1/4% of the base salary and is contingent upon Mr. Kennedy's ability to meet certain performance criteria. In accordance with the agreement, Mr. Kennedy is entitled to participate in the Company's incentive plan.

  In August 15, 1996, the Company entered into an employment agreement with Janet E. Carson as the Company's VP of Marketing and Director. The term of the agreement is effective until terminated by either the employer or the employee. The initial term of the contract expires December 31, 1999. Thereafter, the expiration date of the contract shall be automatically extended for successive one-year periods. According to the agreement, Ms. Carson will receive an annual base salary of $90,000. This will be adjusted annually on January 1 of each year, beginning January 1, 1998, to reflect the increase, if any, in the cost of living. In accordance with the agreement, Ms. Carson is entitled to participate in the Company's incentive plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information, derived from filings with the Securities and Exchange Commission and other public information, regarding the beneficial ownership of the Company's Common Stock as of April 28, 1998 by:
(i) each person who is known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each of the named executive officers and directors, and (iii) all directors and executive officers as a group.



                                                                NUMBER OF SHARES           BENEFICIAL
                                                                 OF COMMON STOCK           OWNERSHIP
 NAME AND ADDRESS OF BENEFICIAL OWNER (1)                      BENEFICIALLY OWNED(2)      % OF SHARES
-----------------------------------------                      ---------------------      -----------
Timothy J. Connolly                                             6,451,500(3)(4)             47.90%

Jan Carson Connolly                                             6,451,500(4)(5)             47.90%

Voice Technology Partners Ltd                                   5,920,000(4)                44.89%

Entrepreneurial Investors Inc.                                  1,687,500(6)                12.80%
  Citibank Building, Second Floor
  East Mall Drive
  P.O. Box F-42544
  Freeport, Bahamas

Sovereign Partners, LP                                          1,123,911                    7.86%
  Citco Fund Services
  Bahamas Financial Centre, 3rd Floor
  Clarlotte & Sherley St.
  P.O. Box CB-1313G
  Nassau, Bahamas

Akinola S. Olajuwon                                             1,142,065(8)                 8.66%
  10375 Richmond Avenue, Suite 1105
  Houston, Texas 77042

Jesse R. Marion                                                 1,074,500                    8.15%
  7751 San Felipe, Suite 100
  Houston, Texas 77063

Hakeem Olajuwon                                                 1,000,000(9)                 7.31%
  10375 Richmond Avenue, Suite 1105
  Houston, Texas 77042

Dominion Capital Fund, Ltd.                                       561,956(7)                 4.09%
  Citco Fund Services
  Bahamas Financial Centre, 3rd Floor
  Clarlotte & Sherley St.
  P.O. Box CB-1313G
  Nassau, Bahamas

Charles W. Skamser                                                266,667(10)                1.98%
  7814 Oxfordshire Drive
  Spring, Texas 77399

William T. Kennedy                                                196,190(11)                1.47%

Frederick A. Huttner                                              195,000(12)                1.46%
  Huttner & Company
  13634 Taylorcrest
  Houston, Texas 77079

H. Russel Douglas                                                 182,929(4)(13)             1.37%

G. Edward Powell                                                  102,540(14)                0.77%
  Advanced Communications Group, Inc.
  390 South Woods Mill Road, Suite 150
  Chesterfield, Missouri 63017

Michael J. Wilson                                                  58,232                    0.44%
  Wilson & Associates
  132 Settlers Drive
  Naperville, Illinois 60565

J. Nolan Bedford                                                   22,222(15)                0.17%
  Southwest Bank of Texas
  P.O. Box 27459
  Houston, Texas 77227-7459

Raymond R. Betz                                                    15,625                    0.12%
  The Betz Companies
  610 West Greens Road
  Houston, Texas 77067


J. William Boyar                                                       --                    0.00%
  Boyar, Simon & Miller
  4265 San Felipe, Suite 1200
  Houston, Texas 77027

All Executive Officers and Directors as a Group (12 Persons)    8,565,424(16)               59.65%

__________________________
(1) Except as otherwise indicated, the addresses for the above-referenced persons are at the Company.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchanges Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 10, 1998 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.
(3) Includes 180,000 shares of Common Stock issuable upon exercise of currently exercisable warrants in connection with the Bridge Loan Agreement. Also includes 181,857 shares of Common Stock beneficially owned by his wife, Jan Carson Connolly.
(4) Mr. Connolly has voting and disposition control over the shares of Common Stock owned by Voice Technologies Partners, L.P., by virtue of owning all of the outstanding stock of Voice Technologies Management Corp., the Managing General Partner of Voice Technologies Partners, L.P. Ms. Carson Connolly and Mr. Douglas also own partnership interests in Voice Technologies Partners, Inc., either in their individual capacities or through other entities in which they own ownership interests.
(5) Includes 100,000 shares of Common Stock issuable upon exercise of currently exercisable employee options. Also includes 6,269,643 shares of Common Stock beneficially owned by her husband, Timothy J. Connolly.
(6) Issuable upon conversion of 312,500 shares of Series A Preferred Stock, par value $.10 per share (the "Series A Preferred Stock"). For the purpose of estimating the number of shares of common stock, the Company calculated the number of shares of common stock issuable in connection with the conversion of the Company's Series A Preferred Stock using the current conversion rate of the Series A Preferred Stock of 5.40 shares of common stock for each share of Series A Preferred Stock (subject to adjustment).
(7) Issuable upon conversion of 3,000 shares of Series B Preferred Stock, par value $.10 per share (the "Series B Preferred Stock"). The Series B Preferred Stock has a floating conversion rate equal to 78% of the 5 day average closing bid price of the common stock as reported by Bloomberg, LP. The number of shares of Common Stock listed was calculated using the conversion rate of $1.7795 as of March 18, 1998.
(8) Includes 5,565 shares issuable upon exercise of currently exercisable options.
(9) Includes 500,000 shares related to the service agreement and 500,000 shares issuable upon exercise of currently exercisable warrants.
(10) Includes 22,222 shares issuable upon exercise of currently exercisable options.
(11) Includes 166,667 shares issuable upon exercise of currently exercisable employee options and 100,000 shares issuable upon exercise of currently exercisable warrants in conjunction with the Bridge Loan Agreement.
(12) Includes 50,000 shares issuable upon exercise of currently exercisable warrants in conjunction with Bridge Loan Agreement, and 33,334 shares issuable upon exercise of currently exercisable options.
(13) Includes 140,000 shares issuable upon exercise of currently exercisable employee options.
(14) Includes 58,332 shares issuable upon exercise of currently exercisable options.
(15) Includes 150,000 shares issuable upon exercise of currently exercisable director's options.
(16) Includes 1,170,555 shares issuable upon exercise of currently exercisable or convertible derivative securities.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In August 1996, Voice Technologies Partners, L.P., the Company's predecessor, assigned substantially all of its assets to the Company in exchange for 6,000,000 shares of the Company's Common Stock. Mr. Connolly, Ms. Carson Connolly and Mr. Douglas own 55%, 20% and 25%, respectively, of Voice Technologies Properties, L.P., with entities controlled by Mr. Connolly and Ms. Carson Connolly serving as general partners and Mr. Douglas serving as a limited partner. In August 1996, as amended in October 1996, Akinola Olajuwon and Jesse Marion each purchased 1,236,500 shares of Company Common Stock for $67,500. In August 1996, Mr. Connolly was issued 100,000 shares of Common Stock for nominal consideration. In October 1996, Mr. Ron McGuinn acquired 100,000 shares of Common Stock in exchange for all of

  In August 1996, the following individuals were issued five-year warrants as follows: (i) Mr. Connolly was issued a warrant to purchase 182,500 shares of the Company's Common Stock at an exercise price of $.14 per share, (ii) Mr. Douglas was issued a warrant to purchase 37,500 shares of the Company's Common Stock at an exercise price of $.14 per share, and (iii) Ms. Carson Connolly was issued a warrant to purchase 30,000 shares of the Company's Common Stock at an exercise price of $.14 per share.

  In September 1996, Hakeem, Inc. granted the Company a non-exclusive license to use the name and likeness of Hakeem Olajuwon for textural and pictorial matters pertaining to his name and likeness in promotional, display and advertisement materials approved by Mr. Olajuwon. Mr. Olajuwon also agreed to be available on a reasonable basis for up to two personal appearances and the production of up to four television and radio commercials for use in promotion of the Company's products during the two-year term of the license. The Company issued Hakeem, Inc. 500,000 shares of Common Stock and a five-year warrant to purchase 500,000 shares of Company Common Stock at a purchase price of $1.50 per share. In connection therewith, the Company granted Hakeem, Inc. certain piggyback registration rights with respect to the shares of Common Stock issued and the shares of Common Stock underlying the warrant.

  Effective November 1, 1997 the Company entered into a consulting agreement with Michael J. Wilson, one of the Company's Directors. The agreement includes a fee of $12,500 per month, for which Mr. Wilson received $25,000 in calendar year 1997. Under this agreement, Mr. Wilson provides consulting services to the Company directly relating to corporate operations and the implementation of the medical dictation/transcription piece of the Company's business plan. This consulting agreement has a term of one year expiring on October 31, 1998. In addition to the cash compensation, Mr. Wilson has been granted 100,000 options. The options vest one-twelfth at the beginning of each month during the duration of the consulting agreement.

  On July 16, 1996, the Company issued a note payable to an unrelated trust inthe amount of $126,250 which is secured certain of the personal assets of Mr. Connolly and carries 12% interest. Interest payments are due on a quarterly basis and interest is non-compounding. In addition to this interest, the trust received a total of 180,000 shares of Common Stock in the Company. These shares have been valued at $1.50 each and the aggregate value of $270,000 was recorded as deferred finance costs. In 1996 and 1997, $67,500 and $135,000, respectively, was amortized into interest expense. At December 31, 1997, $67,500 of deferred finance costs remained on the books. A balloon payment on the principal balance of $125,000 is due on July 31, 1998.

  In January 1997, the Company entered into a consulting agreement with Frederick A. Huttner one of the Company's Directors. The agreement includes a fee of $6,000 per month. Mr. Huttner is to provide consulting services relating to the review of strategic and operational plans and participation in the planning process; review of financial budgets, controls and reports; review of expansion plans; review of investment opportunities (including, without limitation, mergers, acquisitions, expansions or sales of majority or minority interests in the Company); participation in communications with the Board of Directors of the Company; and assisting the executive officers of the Company as requested. This consulting agreement expired on February 15, 1998.

  On August 14, 1997, the Company paid in full $580,000, under various bridge loan agreements (the "Bridge Loan Agreements") entered into between May 15, 1997 and July 24, 1997, to Messrs. Connolly, Kennedy, Powell, Skamser, Mr. Robert Lopez (then an officer of the Company), and an unrelated shareholder of the Company in the amount of $180,000, $100,000, $50,000, $100,000, $100,000 and
$50,000 respectively. The amount was paid in accordance with the provisions of the bridge loan agreement which called for full payment plus 12% interest at the earlier of six months or the receipt of the minimum proceeds of the private placement of $2,000,000. In connection with the Bridge Loan Agreements, the Company also issued warrants to purchase 580,000 shares of the Company's common stock at $1.60 per share, on a one warrant to one dollar of principal amount loaned.

  On September 25, 1997, the Board of Directors of the Company approved a change in the consulting agreement with Mr. Huttner. In substance, the Board approved and Mr. Huttner agreed that Mr. Huttner would surrender 200,000 of previously issued shares of Common Stock and receive 150,000 options priced at $1.60 issued under the Company's 1997 Stock

Incentive Plan and 50,000 shares of Common Stock. Additionally, the board approved the issuance of 10,000 shares of Company stock and the issuance of 50,000 of fully vested options priced at $1.60 in exchange for financial consulting services provided by Mr. Huttner.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT                                              DESCRIPTION OF EXHIBIT
-------                                              ----------------------
    2.1  Plan and Agreement of Merger between Applied Voice Recognition, Inc., a Utah corporation and the Company dated November 7, 1997.  (Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with the
         Commission on January 20, 1998 is incorporated herein by reference).
    2.2  Asset Purchase Agreement by and between Transcription Resources dated March 17, 1998.  (Exhibit 2.2 to the
         Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15,
         1998, is incorporated herein by reference)
    3.1  Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on January 29,
         1998.  (Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the Commission on
         January 20, 1998 is incorporated herein by reference).
    3.2  Certificate of Designation for the Series A Preferred Stock as filed with the Delaware Secretary of State on
         January 29, 1998.  (Exhibit 4.2 to the Company's Current Report on Form 8-K as filed with the Commission on January 20, 1998 is incorporated herein by reference).
    3.3  Certificate of Ownership and Merger of Applied Voice Recognition, Inc., a Utah corporation, with and into the
         Company dated January 26, 1998 as filed with the Delaware Secretary of State on January 29, 1998.
         (Exhibit 3.3 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the
         Commission on April 15, 1998, is incorporated herein by reference)
    3.4  Certificate of Designation for the Series B Preferred Stock as filed with the Delaware Secretary of State on
         March 11, 1998.  (Exhibit 3.4 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference)
    3.5  Amended and Restated Bylaws of the Company as adopted on November 7, 1997 (Exhibit 4.3 to the
         Company's Current Report on Form 8-K as filed with the Commission on January 20, 1998 is incorporated herein by reference).
    4.1  Registration Rights Agreement between the Company and Equity Services, ltd., a Nevis company ("ESL")
         dated July 31, 1997.  (Exhibit 4.1 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference)
    4.2  Registration Rights Agreement between the Company and ESL dated August 12, 1997.  (Exhibit 4.2 to the
         Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15,
         1998, is incorporated herein by reference)
    4.3  Amended and Restated Registration Rights Agreement between the company and Entrepreneurial Investors,
         Ltd., a Bahamas Company ("EIL") dated January 8, 1998.  (Exhibit 4.3 to the Company's Form 10-KSB for
         the period ended December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference)
    4.4  Registration Rights Agreement between the Company and EIL dated August 12, 1997.  (Exhibit 4.4 to the
         Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15,
         1998, is incorporated herein by reference)
    4.5  Registration Rights Agreement by and between the Company and Voice It Worldwide, Inc., a Colorado corporation ("Voice It") dated December 31, 1997.  (Exhibit 4.5 to the Company's Form 10-KSB for the
         period ended December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference)

EXHIBIT                                              DESCRIPTION OF EXHIBIT
-------                                              ----------------------
    4.6  Form of Registration Rights Agreement between the Company and the Series B Preferred Stock investors dates
         March 11, 1998.  (Exhibit 4.6 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference)
   10.1  Joint Product Development Agreement by and between the Company and Voice It dated December 31, 1997.
         (Exhibit 10.1 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the
         Commission on April 15, 1998, is incorporated herein by reference)
   10.2  OEM Distribution Agreement between the Company and IBM dated December 17, 1996.  (Exhibit 10.2 to the
         Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15,
         1998, is incorporated herein by reference)
   10.3  1997 Incentive Plan effective as of October 1, 1997 (Exhibit 4.1 to the Company's Form S-8 (No. 333-44191)
         as filed with the Commission on January 13, 1998, is incorporated herein by reference).
  *10.4  License Agreement between the Company and Hakeem, Inc. dated September 1996.
  *10.5  Warrant to Purchase Common Stock issued to Hakeem, Inc. dated September 1996.
  *10.6  Employment Agreement between the Company and Jan Carson Connolly (then Janet E. Carson) dated
         August 15, 1996.
  *10.7  Consulting and Stockholder Agreement between the Company and Frederick A. Huttner dated January 15,
         1997.
  *10.8  Consulting Agreement between the Company and Huttner and Company dated January 15, 1997.
  *10.9  Employment Agreement between the Company and H. Russel Douglas effective as of April 1, 1997.
  *10.10 Employment Agreement between the Company and Charles W. Skamser effective as of April 1, 1997.
  *10.11 Employment Agreement between the Company and William T. Kennedy effective as of May 1, 1997.
  *10.12 Employment Agreement between the Company and Timothy J. Connolly effective as of July 1, 1997.
  *10.13 Consulting Agreement between the Company and Huttner and Michael J. Wilson dated November 1, 1997.
  *10.14 Form of Bridge Loan Promissory Note
  *10.15 Form of Bridge Loan Warrant
   16.1  Letter dated August 12, 1997, from Malone & Bailey, PLLC to the Commission.  (Exhibit 16.1 to the
         Company's Form 10-QSB for the period ended June 30, 1997, as filed with the Commission on August 14,
         1997, is incorporated herein by reference.)
  *23.1  Consent of Ernst & Young LLP.
  *23.2  Consent of Malone & Bailey, PLLC.
   27.1  Financial Data Schedule.  (Exhibit 27.1 to the Company's Form 10-KSB for the period ended December 31,
         1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference)

______________
* Filed herewith.

  (b) Reports on Form 8-K.
  None.

                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act and Rule 12b-15 promulgated thereunder, the registrant caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    APPLIED VOICE RECOGNITION, INC.


                                   /s/   WILLIAM T. KENNEDY
                                 -----------------------------------------------
                                 William T. Kennedy
                                 Chief Financial Officer and Assistant Secretary

                                 April 30, 1998

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

The 1996 financial statements have been restated as follows:

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

                               INDEX OF EXHIBITS


EXHIBIT                                              DESCRIPTION OF EXHIBIT
-------                                              ----------------------
    2.1  Plan and Agreement of Merger between Applied Voice Recognition, Inc., a Utah corporation and the Company dated November 7, 1997.  (Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with the
         Commission on January 20, 1998 is incorporated herein by reference).
    2.2  Asset Purchase Agreement by and between Transcription Resources dated March 17, 1998.  (Exhibit 2.2 to the
         Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15,
         1998, is incorporated herein by reference)
    3.1  Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on January 29,
         1998.  (Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the Commission on
         January 20, 1998 is incorporated herein by reference).
    3.2  Certificate of Designation for the Series A Preferred Stock as filed with the Delaware Secretary of State on
         January 29, 1998.  (Exhibit 4.2 to the Company's Current Report on Form 8-K as filed with the Commission on January 20, 1998 is incorporated herein by reference).
    3.3  Certificate of Ownership and Merger of Applied Voice Recognition, Inc., a Utah corporation, with and into the
         Company dated January 26, 1998 as filed with the Delaware Secretary of State on January 29, 1998.
         (Exhibit 3.3 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the
         Commission on April 15, 1998, is incorporated herein by reference)
    3.4  Certificate of Designation for the Series B Preferred Stock as filed with the Delaware Secretary of State on
         March 11, 1998.  (Exhibit 3.4 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference)
    3.5  Amended and Restated Bylaws of the Company as adopted on November 7, 1997 (Exhibit 4.3 to the
         Company's Current Report on Form 8-K as filed with the Commission on January 20, 1998 is incorporated herein by reference).
    4.1  Registration Rights Agreement between the Company and Equity Services, ltd., a Nevis company ("ESL")
         dated July 31, 1997.  (Exhibit 4.1 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference)
    4.2  Registration Rights Agreement between the Company and ESL dated August 12, 1997.  (Exhibit 4.2 to the
         Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15,
         1998, is incorporated herein by reference)
    4.3  Amended and Restated Registration Rights Agreement between the company and Entrepreneurial Investors,
         Ltd., a Bahamas Company ("EIL") dated January 8, 1998.  (Exhibit 4.3 to the Company's Form 10-KSB for
         the period ended December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference)
    4.4  Registration Rights Agreement between the Company and EIL dated August 12, 1997.  (Exhibit 4.4 to the
         Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15,
         1998, is incorporated herein by reference)
    4.5  Registration Rights Agreement by and between the Company and Voice It Worldwide, Inc., a Colorado corporation ("Voice It") dated December 31, 1997.  (Exhibit 4.5 to the Company's Form 10-KSB for the
         period ended December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference)
    4.6  Form of Registration Rights Agreement between the Company and the Series B Preferred Stock investors dates
         March 11, 1998.  (Exhibit 4.6 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference)
   10.1  Joint Product Development Agreement by and between the Company and Voice It dated December 31, 1997.
         (Exhibit 10.1 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the
         Commission on April 15, 1998, is incorporated herein by reference)


EXHIBIT                                              DESCRIPTION OF EXHIBIT
-------                                              ----------------------
   10.2  OEM Distribution Agreement between the Company and IBM dated December 17, 1996.  (Exhibit 10.2 to the
         Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15,
         1998, is incorporated herein by reference)
   10.3  1997 Incentive Plan effective as of October 1, 1997 (Exhibit 4.1 to the Company's Form S-8 (No. 333-44191)
         as filed with the Commission on January 13, 1998, is incorporated herein by reference).
  *10.4  License Agreement between the Company and Hakeem, Inc. dated September 1996.
  *10.5  Warrant to Purchase Common Stock issued to Hakeem, Inc. dated September 1996.
  *10.6  Employment Agreement between the Company and Jan Carson Connolly (then Janet E. Carson) dated
         August 15, 1996.
  *10.7  Consulting and Stockholder Agreement between the Company and Frederick A. Huttner dated January 15,
         1997.
  *10.8  Consulting Agreement between the Company and Huttner and Company dated January 15, 1997.
  *10.9  Employment Agreement between the Company and H. Russel Douglas effective as of April 1, 1997.
  *10.10 Employment Agreement between the Company and Charles W. Skamser effective as of April 1, 1997.
  *10.11 Employment Agreement between the Company and William T. Kennedy effective as of May 1, 1997.
  *10.12 Employment Agreement between the Company and Timothy J. Connolly effective as of July 1, 1997.
  *10.13 Consulting Agreement between the Company and Huttner and Michael J. Wilson dated November 1, 1997.
  *10.14 Form of Bridge Loan Promissory Note
  *10.15 Form of Bridge Loan Warrant
   16.1  Letter dated August 12, 1997, from Malone & Bailey, PLLC to the Commission.  (Exhibit 16.1 to the
         Company's Form 10-QSB for the period ended June 30, 1997, as filed with the Commission on August 14,
         1997, is incorporated herein by reference.)
  *23.1  Consent of Ernst & Young LLP.
  *23.2  Consent of Malone & Bailey, PLLC.
   27.1  Financial Data Schedule.  (Exhibit 27.1 to the Company's Form 10-KSB for the period ended December 31,
         1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference)

______________
*   Filed herewith.