Form 10QSB
period 1998-03-31
APPLIED VOICE RECOGNITION INC /DE/
filed 1998-05-15
CIK 780882

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB
________________________________________________________________________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from January 1, 1998 to March 31, 1998


Commission file number: 0-23607


                        APPLIED VOICE RECOGNITION, INC.

            (Exact name of registrant as specified in its charter)


           Delaware                                     76-051318
----------------------------------     ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)



            4615 Post Oak Place., Suite 111, Houston, TX  77027

        (Address of principal executive offices including zip code)


                            (713) 621-5678

            (Registrant's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Number of shares of Common Stock outstanding as of April 30, 1998:  13,197,353

                                    PART I.
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

Item                                                      PAGE
---------------------------------------------------------------

Balance sheet as of March 31, 1998                           3

Statements of operations for the three months ended March
 31, 1998 and 1997                                           4

Statement of stockholders equity for the three months
 ended March 31, 1998                                        5

Statement of cash flows for the three months ended
 March 31, 1998 and 1997                                     6

Notes to financial statements                                7


                              PART I.

                    APPLIED VOICE RECOGNITION, INC.
                              FORM 10-Q
                     QUARTER ENDED MARCH 31, 1998

                  BALANCE SHEET FOR THE PERIOD ENDED
                           MARCH 31, 1998
                            (UNAUDITED)

Item 1: Financial Statements


                                          March 31,
                                            1998
                                         ----------
ASSETS
Cash and cash equivalents                 2,624,800
Accounts receivable, net of
 allowance of $535,000 and $0 for
 1998 and 1997, respectively.               428,711
                                            264,091
Inventory
Deposits, prepaid expenses, and
 deferred expenses                          339,506
                                         ----------
Total current assets                      3,657,108

Property plant and equipment, net           217,311

Other assets:
Capitalized software cost, net of
 accumulated amortization of
 $21,031                                    193,305

Investments                                 552,700
Goodwill, net of
 amortization of $483                        55,920
                                         ----------
Total other                                 801,925

TOTAL ASSETS                              4,676,344
                                         ==========

LIABILITIES AND
 STOCKHOLDERS' EQUITY

Trade payable                               333,254

Royalties payable                           207,154

Accrued expenses                            113,262

Stock dividend payable                       40,326
Note payable to related party               162,091
Current portion of capital
 lease                                        9,848
Current portion of
 long-term debt                              31,896

Deferred revenue                             63,927
                                         ----------
Total current liabilities                   961,758

Note payable to related party
 net of current portion                       1,250
Capital lease, net of
 current portion                             36,493
Long-term debt, net of
 current portion                              9,318
                                         ----------
Total long-term liabilities                  47,061

Preferred stock; $.10 par value;
 2,000,000 shares authorized.
Series A; 312,500 and -0- shares
 issued and outstanding for 1998
 and 1997, respectively.                     31,250
Series B; 3,000 and -0- shares
 issued and outstanding for 1998
 and 1997, respectively.                        300
Common stock; $.001 par
 value; 50,000,000 shares
 authorized; 13,185,356
 shares issued and
 outstanding for 1998 and
 1997, respectively.                         13,185
Paid-in-capital                          10,836,892
Unrealized holding
 gain/(Loss)                               (250,425)
Accumulated deficit                      (6,963,677)
                                         ----------
Total stockholders equity                 3,667,525

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                     4,676,344
                                         ==========

See notes to financial statements

                        APPLIED VOICE RECOGNITION, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

                STATEMENTS OF OPERATIONS FOR THE PERIODS ENDING
                            MARCH 31, 1998 AND 1997
                                  (UNAUDITED)



                                       March 31,       March 31,
                                         1998            1997
                                                      - Restated
                                  -------------------------------

Net revenues                          $   175,687       $ 215,954
Cost of sales                              93,381         135,540
                                  -------------------------------

Gross margin                               82,306          80,414

Operating expenses:
Marketing and sales                       279,765         162,780
General and administrative              1,185,903         448,413
Research and development                  180,775          59,933
                                  -------------------------------

Total operating expenses                1,646,443         671,126

Operating margin                       (1,564,137)       (590,712)

Other expenses:
Interest income                             9,615           4,052
Interest expense                          (40,773)        (38,700)
                                  -------------------------------

Total other expense                       (31,158)        (34,648)

Net Loss                               (1,595,295)       (625,360)
                                  ===============================

Statement of comprehensive
 income and loss

 Unrealized holding Loss                 (312,646)
                                  -------------------------------

 Comprehensive loss                    (1,907,941)       (625,360)
                                  ===============================


Basic and diluted
 (loss) per share                           (0.12)          (0.06)


Weighted average
 shares outstanding                    13,053,806      10,730,603




See notes to financial statements

                        APPLIED VOICE RECOGNITION, INC.
                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 1998

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                  Common Stock                        Preferred Stock
                                                                     Issued                           Issued Series A
                                                       ------------------------------------    ---------------------------
                                                            Shares           Amount              Shares         Amount
                                                       -------------------------------------------------------------------
Beginning balance at January 1, 1998                        12,989,820       $ 12,990            312,500        $ 31,250

Issuance of 84,286 shares of common stock in lieu of
officer's compensation                                          84,286             84                  -               -

Issuance of 14,407 shares of common stock in lieu of
employee cash bonuses                                           14,047             14                  -               -

Issuance of 14,286 shares of common stock for services          14,286             14                  -               -

Issuance of additional 56,250 shares of common stock
as part of previous stock tranction.                            56,250             56                  -               -

Exercise of option to purchase 10,000 shares of
common stock for $2.55 per share                                10,000             10                  -               -

Exercise of option to purchase 16,667 shares of
common stock for $.14 per share                                 16,667             17                  -               -

Sale of 3,000 shares of Series B Preferred stock
for $3,000,000 in connection with private placement                  -              -                  -               -

Unrealized holding loss                                              -              -                  -               -

Net loss for the quarter ended 3/31/98                               -              -                  -               -
                                                       -------------------------------------------------------------------
Ending balance at March 31, 1998                            13,185,356       $ 13,185            312,500        $ 31,250
                                                       ===================================================================

                                                              Preferred Stock
                                                              Issued Series B                           Paid In Capital
                                                      --------------------------------    ---------------------------------------
                                                            Shares          Amount               Common                 Preferred
                                                      ----------------------------------------------------------------------------
Beginning balance at January 1, 1998                             -          $   -             $ 6,213,204             $ 2,468,750

Issuance of 84,286 shares of common stock in lieu of
officer's compensation                                           -              -                 200,516                       -

Issuance of 14,407 shares of common stock in lieu of
employee cash bonuses                                            -              -                  33,418                       -

Issuance of 14,286 shares of common stock for services           -              -                  33,986                       -

Issuance of additional 56,250 shares of common stock
as part of previous stock tranction.                             -              -                     (56)                      -

Exercise of option to purchase 10,000 shares of
common stock for $2.55 per share                                 -              -                  25,490                       -

Exercise of option to purchase 16,667 shares of
common stock for $.14 per share                                  -             -                   2,317                       -

Sale of 3,000 shares of Series B Preferred stock
for $3,000,000 in connection with private placement          3,000            300                       -               2,999,700

Unrealized holding loss                                          -              -                       -                       -

Net loss for the quarter ended 3/31/98                           -              -                       -                       -
                                                       ---------------------------------------------------------------------------
Ending balance at March 31, 1998                             3,000          $ 300             $ 6,508,875             $ 5,468,450
                                                       ===========================================================================

                                                                Reduction of              Unrealized
                                                                   Paid-In                  Holding                 Retained
                                                                   Capital                 Gain/(loss)               Deficit
                                                       ---------------------------------------------------------------------------
Beginning balance at January 1, 1998                           $ (1,140,433)              $ 62,221              $ (5,368,382)

Issuance of 84,286 shares of common stock in lieu of
officer's compensation                                                    -                      -                        -

Issuance of 14,407 shares of common stock in lieu of
employee cash bonuses                                                     -                      -                        -

Issuance of 14,286 shares of common stock for services                    -                      -                        -

Issuance of additional 56,250 shares of common stock
as part of previous stock tranction.                                      -                      -                        -

Exercise of option to purchase 10,000 shares of
common stock for $2.55 per share                                          -                      -                        -

Exercise of option to purchase 16,667 shares of
common stock for $.14 per share                                           -                      -                        -

Sale of 3,000 shares of Series B Preferred stock
for $3,000,000 in connection with private placement                       -                      -                        -

Unrealized holding loss                                                   -               (312,646)                       -

Net loss for the quarter ended 3/31/98                                    -                      -               (1,595,295)
                                                       -------------------------------------------------------------------------
Ending balance at March 31, 1998                               $ (1,140,433)            $ (250,425)            $ (6,963,677)
                                                       =========================================================================

                                                                Total
                                                         -------------------
Beginning balance at January 1, 1998                           $ 2,279,600

Issuance of 84,286 shares of common stock in lieu of
officer's compensation                                            200,600

Issuance of 14,407 shares of common stock in lieu of
employee cash bonuses                                              33,432

Issuance of 14,286 shares of common stock for services             34,001

Issuance of additional 56,250 shares of common stock
as part of previous stock tranction.                                    -

Exercise of option to purchase 10,000 shares of
common stock for $2.55 per share                                   25,500

Exercise of option to purchase 16,667 shares of
common stock for $.14 per share                                     2,333

Sale of 3,000 shares of Series B Preferred stock
for $3,000,000 in connection with private placement             3,000,000

Unrealized holding loss                                          (312,646)

Net loss for the quarter ended 3/31/98                         (1,595,295)
                                                       ------------------
Ending balance at March 31, 1998                                3,667,525
                                                       ==================



                     APPLIED VOICE RECOGNITION, INC.
                               FORM 10-Q
                      QUARTER ENDED MARCH 31, 1998 AND 1997

                        STATEMENTS OF CASH FLOWS
              FOR THE PERIODS ENDING MARCH 31, 1998 AND 1997
                             (UNAUDITED)

                                                                     Three months ended March 31,
                                                                         1998            1997
                                                                     -----------      ---------
                                                                                      Restated

 OPERATING ACTIVITIES
 Net loss                                                            $(1,595,295)     $(625,360)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                                           28,394          6,967
  Stock and warrants issued for services                                  34,000        129,750
  Stock issued in lieu of compensation                                   234,031              -
  Bad debt expense                                                       100,000              -
  Changes in assets and liabilities:
   Accounts receivable                                                    19,191        (43,052)
   Inventory                                                              55,573        (20,609)
   Deposits, prepaid expenses, goodwill, and
    Deferred expenditures                                                 (3,400)        33,750
  Investments                                                           (312,646)             -
  Accounts payable and accrued expenses                                 (107,070)             -
   Deferred revenues                                                      (4,707)        79,047
                                                                     -----------      ---------
Net cash used in operating activities                                 (1,551,929)      (439,507)

INVESTING ACTIVITIES
Purchase of property and equipment                                       (29,118)       (76,057)
Capitalized software costs                                               (49,295)             -
                                                                     -----------      ---------
Net cash used in investing activities                                    (78,413)       (76,057)

FINANCING ACTIVITIES
Note payable to related party                                             37,091        250,000
Payments on notes payable                                                (14,008)        (3,418)
Payments under capital lease obligation                                   (3,010)             -
Sale of preferred stock associated with private
 Placement                                                             3,000,000              -
Stock options and warrants exercised                                      27,834              -
                                                                     -----------      ---------
Net cash provided by financing activities                              3,047,907        246,582
                                                                     -----------      ---------
Net increase in cash and cash equivalents                              1,417,565       (268,982)
Cash and cash equivalents at beginning of year                         1,207,235        556,997
                                                                     -----------      ---------
Cash and cash equivalents at end of year                             $ 2,624,800      $ 288,015
                                                                     ===========      =========
See notes to financial statements

                        APPLIED VOICE RECOGNITION, INC.
                          NOTES TO FINANCIAL STATEMENT
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Applied Voice Recognition, Inc., a Delaware corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (the "SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1997, as reported in the Form 10-KSB, have been omitted.

NOTE 2 - REVENUE RECOGNITION

In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (e.g. software products, upgrades, enhancements and customer support, installation and training) to be allocated to each element on the relative fair values of the elements. The fair value of an element is based on evidence, which is specific to the vendor. The revenue allocated to software products, including specified upgrades or enhancements, generally is recognized upon delivery of the products. The revenue allocated to unspecified upgrades and updates and post contract customer support generally is recognized when upgrades are delivered or as the services are performed. If there is not appropriate evidence of the fair value for all elements of the arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. In March 1998, the AICPA issued SOP 98-4 which defers for one year the implementation of the provisions of SOP 97-2 relating to the fair value determination of each revenue element. The Company has adopted
SOP 97-2, however, the impact of this is not considered to be significant.

NOTE 3 - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net loss or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in comprehensive income.


NOTE 4 - CAPITALIZED SOFTWARE COSTS

The costs of direct labor and allocated overhead specific to research and development activities for products which are technologically feasible are capitalized through the date of market release. All other research and development costs are charged against earnings in the period incurred. Amounts capitalized are amortized on a straight-line basis over a three-year life. For the quarter ended March 31, 1998, the Company capitalized approximately $49,000 of relevant costs.

NOTE 5 - PRIVATE PLACEMENT

On March 11, 1998, the Company sold in a private placement 3,000 shares of Series B Convertible Preferred Stock ("the Preferred Shares"), par value $.10 per share (the "Series B Preferred Stock"), for a purchase price of $1,000 per share, to two accredited investors ("the Purchasers"). The Preferred Shares pay a 5% cumulative dividend payable in arrears at the time of each conversion. The dividend is payable in cash or stock at the Company's option. At any time after the earlier of June 24, 1998 or the date on which a registration statement covering the shares of common stock issuable upon conversion is deemed effective, the Purchasers are entitled to convert the entire face amount of the Preferred Shares, plus accrued and unpaid dividends. The Preferred Shares, plus accrued and unpaid dividends, are subject to automatic conversion on March 11, 2000. In both cases, the Preferred Shares are convertible at a rate equal to 78% of the five day average closing bid price for the five consecutive trading days immediately preceding the date of conversion. This discount from the market price will result in a deemed dividend of approximately $830,000, to be recorded ratably upon each conversion of the Preferred Shares. At any time, the Company has the right to redeem the Preferred Shares, plus accrued dividends, at a rate equal to 127.5% of the purchase price of the Preferred Shares being redeemed.

NOTE 6 - ACQUISITION OF MEDICAL TRANSCRIPTION SERVICES BUSINESS

On March 17, 1998, the Company purchased certain assets of Transcription Resources ("TR"). TR is a sole proprietorship, based in Dallas, which provides transcription services to numerous medical groups located through out the country. The acquisition is in line with the Company's strategic plan to develop and market a professional edition of its software product tailored to the medical transcription industry. The Company acquired TR for a purchase price of $150,000, net of liabilities assumed, or $37,091. The net amount is payable in the form of a non-interest bearing note and matures on December 31, 1998. The acquisition of TR resulted in approximately $56,000 of goodwill on the books. This will be amortized over a five-year period.


NOTE 7 - INVESTMENT VALUATION

On December 31, 1997, the Company purchased 471,700 shares of Voice It World Wide Inc. ("Voice It") common stock for $500,000. On April 13, 1998, Voice It's common stock was delisted from trading on The Nasdaq Small Cap Market for failure to comply with certain SEC maintenance standards. The common stock of Voice It is now traded on the Over The Counter Bulletin Board. Subsequent to this event, the market price of Voice It's common stock dropped and has remained at a lower value. The Company has adjusted the carrying value of the investment by approximately $321,000, at March 31, 1998.

NOTE 8 - STOCK ISSUANCE IN LIEU OF COMPENSATION

On March 6, 1998, 84,286 shares of common stock, valued at $200,601, were issued to certain officers of the Company. This stock was issued in lieu of compensation for the months of February, March and April. As of March 31, 1998, $133,734, of the value, was amortized to expense. The remaining balance of $66,867 is deferred and will be amortized during the month of April.

NOTE 9 - DISCONTINUANCE OF MERGER NEGOTIATIONS

On March 17, 1998, the Company entered into a letter of intent with Voice It for the two companies to merge. The letter of intent was subject to the completion of the merger negotiations by March 31, 1998. On that date, the letter of intent expired according to its own terms, and the companies announced that they do not intend to proceed with the merger.

NOTE 10 - RESTATEMENT

As described, in detail, in the 1997 10-KSB, as amended, the 1996 financial statements were re-stated to reflect additional compensation and financing costs associated with equity transactions, and to reflect proper accounting treatment of the reorganization of the Company, which occurred on August 15, 1996.

The Quarter Ended March 31, 1997 has been restated as follows:

The Company issued warrants to purchase 300,000 shares of common stock to two individuals for services rendered and did not record associated compensation expense which pertains to the quarter ended March 31, 1997. The Company restated the 1997 first quarter financial statements to reflect $129,750 of relevant compensation expense, related to the granting of those warrants.

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

        The Company was formed in 1994, and began significant marketing efforts of its products in 1997. As a result, the Company generated sales of $175,687 in the first quarter of 1998, and has incurred operating losses since inception of approximately 7,792,000. To date, the Company's operations have not been profitable and there is no assurance that they will become profitable in the future. As a result, the Company believes that its historical results of operations for the periods presented may not be directly comparable.

        Sales of the Personal Edition of VoiceCOMMANDER 4.0 software are subject to seasonal fluctuations. Typically, 40% or more of the annual sales of the product in the retail market will occur in the fourth quarter of the year. Sales of the Professional Edition of VoiceCOMMANDER 4.0 are less sensitive to seasonal fluctuations and are expected to occur ratably over the year. Prices charged for the Company's software are subject to inflationary impacts as they occur from time to time in the normal course of business. In addition, the Company plans to significantly increase its operating expenses to fund greater levels of research and development, increase its sales and marketing operations, develop new distribution channels, broaden its customer support capabilities and establish brand identity and strategic alliances. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected.

RESULTS OF OPERATIONS:

Quarter ended March 31, 1998 vs. Quarter ended March 31, 1997

REVENUES: Net revenues decreased approximately $40,300, from $215,954 in the first quarter of 1997 to $175,687 in the first quarter of 1998, a decrease of approximately 19%. This decrease is attributed to the Company's strategic plan to develop and market a professional edition of its software product tailored to the medical transcription industry. Since the product and concept are new to the sales force, a greater amount of time has been spent in developing the necessary "know-how" of the product. As a result, sales volume decreased.

COST OF SALES: Cost of sales decreased approximately $42,000, from $135,540 in the first quarter of 1997 to $93,381 in the first quarter of 1998, a decrease of approximately 31%. This decrease is directly attributed to the decrease in net sales and increased software sales in comparison to hardware sales. In the first quarter of 1998, software sales comprised 58% of software and hardware sales combined. During the same period in 1997, software sales comprised 46% of the same revenue mix. In most cases, software sales generate a greater gross margin than do hardware sales.

MARKETING AND SALES EXPENSE: Marketing and sales expense consists primarily of salaries and commissions of marketing and sales personnel and promotional expenditures. Marketing and sales expense increased approximately $117,000, from $162,780 in the first quarter of 1997 to $279,765 in the first quarter of 1998, an increase of approximately 72%. Of the total increase, approximately $93,000 is attributed to the expansion of the marketing and sales team. The expansion is attributed to growth and the Company's goal to accelerate marketing and sales of the Company's product in the Houston area. Another item, affecting the increase, relates to incremental trade show expenditures of approximately $20,000. The Company participated in a trade show in connection with the joint-product development venture between the Company and Voice It Worldwide. The balance of the increase relates to on-going costs associated with advertising, printing and press, and other marketing related expenses. These expenditures increased as the result of the Company's growth.

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense is comprised primarily of compensation and related expenditures for administrative and executive personnel, professional fees associated with legal, consulting, and accounting services, and general corporate overhead. General and administrative expense increased approximately $737,000, from $448,413 in the first quarter of 1997 to $1,185,903 in the first quarter of 1998, an increase of approximately 164%. The increase is attributable mainly to increased administrative and executive personnel and associated recruiting costs, which amounted to approximately $246,000 of the total increase. Another factor contributing to the increase includes additional consulting, legal, and accounting services of approximately $214,000. Consulting services were incurred in connection with the development of a strategic plan to assist the Company in expanding into the medical transcription market. Consulting services were also solicited to aid in the day to day operations of the Company. Legal and accounting expenditures were incurred in association with various SEC filings, the most recent private placement, the annual audit, and several tax filings. Another factor contributing to the increase is $75,000 of investor relation fees that were amortized into expense during the quarter. In addition to this, approximately $73,000 were recorded in the current quarter to account for five months worth of severance payable to a former officer of the Company. All other general and administrative costs increased approximately $129,000 due to higher telephone, occupancy, travel, bad debt and general office expenses.
These expenditures increased as the result of the Company's growth.

RESEARCH AND DEVELOPMENT EXPENSE: Research and development expense consist primarily of personnel costs including salaries and benefits and consultant costs related to the research and development of the Company's product.
Research and development expenses increased approximately $121,000, from $59,933 in the first quarter of 1997 to $180,775 in the first quarter of 1998, an increase of approximately 202%. The increase is wholly attributable to the increase in research and development personnel and contract labor and reflects the incremental efforts focused on the enhancement and development of the Company's Mass Marketing and Professional Medical Dictation Edition of its software product.

INTEREST INCOME: Interest income consists primarily of interest earned on cash and cash equivalents. Interest income increased approximately $6,000 from $4,052 in the first quarter of 1997 to $9,615 in the first quarter of 1998, an increase of approximately 137%. The increase is attributed to invested funds received as the result of the Company's private placement activities during the current and previous fiscal year, but unused in operations.

INTEREST EXPENSE: Approximately $34,000 of deferred financing costs has been amortized into interest expense in each of the quarters ended March 31, 1998 and March 31, 1997. The deferred financing cost relates to a note payable to a trust. Because the amortization amount is constant between quarters, and since interest incurred on other notes is not significant, interest expense between periods remained relatively constant.

INCOME TAXES: The Company has incurred losses since inception and, therefore,has not been subject to federal income taxes. As of March 31, 1998, the Company had generated net operating losses ("NOLs"), for financial reporting purposes, of approximately $5.5 million available to reduce future federal income taxes. These carryforwards will begin to expire in 2011. The ability of the Company to utilize the carryforwards is dependent upon the Company generating sufficient taxable income, and may be affected by annual limitations on the use of such carryforwards if a change of control occurs due to future sales of the Company's capital stock. The Company has recorded a valuation allowance for all net deferred tax assets, including NOLs.

NET LOSS: Net loss increased approximately $970,000, from $(625,360) in the first quarter of 1997 to $(1,595,295) in the first quarter of 1998, an increase of approximately 155%. The increase is primarily attributed to increased operating expenditures of approximately $975,000. The difference is attributed to a favorable change in gross profit and other expenses of approximately $5,000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998 the Company had cash and cash equivalents of approximately $2,624,800 and working capital of approximately $2,695,000.

Net cash used by operating activities increased approximately $1,112,000 from $439,507 in the first quarter of 1997 to $1,551,928 in the first quarter of 1998. The increase is primarily attributable to the $969,935 increase in operating losses sustained by the Company in the first quarter of 1998 vs. the same period in 1997.

In the first quarter of 1998 investing activities totaled $78,413. This total is comprised of purchases of property, plant and equipment, and capitalization of development costs of $29,118 and $49,295, respectively.

Net cash provided by financing activities amounted to approximately $3,048,000. This is primarily comprised of the Company's recent private placement (as described below). The remaining cash activity of approximately $48,000 relates to inflows of approximately $37,000 and $28,000 associated with a note payable and stock option exercise, respectively, and outflows of approximately $17,000 attributed to payments on debt.

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

However, if the Company chooses to accelerate its marketing and sales efforts beyond the Houston, Texas market and increase its product development efforts regarding its medical transcription voice recognition solution, the Company's current cash position plus cash generated by operations will be insufficient to satisfy the Company's liquidity requirements. On or about May 8, 1998, the Company and an investment group, that participated in one of the Company's previous private placement, agreed to the terms of an agreement that will provide for additional funding of $3,000,000. However, there can be no assurances that this investment group will complete this financing, or that additional funds can be raised on acceptable terms or at all, if the proposed financing is not completed.

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

                                    PART II.
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None


ITEM 2.   CHANGES IN SECURITIES

RECENT SALES OR ISSUANCE'S OF UNREGISTERED SECURITIES

On March 11, 1998, the Company sold in a private placement 3,000 shares of Series B Convertible Preferred Stock, par value $.10 per share (the "Series B Private Placement") for a purchase price of $1,000 per share, to two accredited investors. The terms of the Series B Private Placement are discussed in footnote 5 to the financial statements included herein.

On March 11, 1998, the Company granted Continental Capital & Equity Corporation an option to purchase 150,000 shares of the Company's common stock with an exercise price of $2.2313 per share in exchange for promotional type services.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

REINCORPORATION: On January 29, 1998, the Company completed its reincorporation into Delaware. The details of the reincorporation were reported in a Form S-K which was filed on January 20, 1998.

DISCONTINUANCE OF MERGER NEGOTIATIONS: On March 17, 1998, the Company entered into a letter of intent with Voice It Worldwide, Inc. for the two companies to merge. The letter of intent was subject to the completion of the merger negotiations by March 31 1998. On that date, the letter of intent expired according to its own terms, and the companies announced that they do not intend to proceed with the merger.

EMPLOYMENT TERMINATION AGREEMENT: On August 15, 1996, the Company entered into an employment agreement with Janet E. Carson (now Janet Carson Connolly) as the Company's VP of Marketing. On April 30, 1998, the Company and Ms. Carson Connolly mutually agreed to terminate the employment agreement. The employment agreement was not terminated for cause of any kind, but to mitigate any appearance of a conflict of interest, as Ms. Carson Connolly is the spouse of Timothy J. Connolly, the Company's Chief Executive Officer.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

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

  3.3 Certificate of Ownership and Merger of Applied Voice Recognition, Inc., a Utah corporation, with and into the Company dated January 26, 1998 as filed with the Delaware Secretary of State on January 29, 1998. (Exhibit
        3.3 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference)

  3.4 Certificate of Designation for the Series B Preferred Stock as filed with the Delaware Secretary of State on March 11, 1998. (Exhibit 3.4 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference)

 4.1 Amended and Restated Registration Rights Agreement between the company and Entrepreneurial Investors, Ltd., a Bahamas Company ("EIL") dated January 8, 1998. (Exhibit 4.3 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference)

  4.2 Form of Registration Rights Agreement between the Company and the Series B Preferred Stock investors dated March 11, 1998. (Exhibit 4.6 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference)

 10.1 1997 Incentive Plan effective as of October 1, 1997 (Exhibit 4.1 to the Company's Form S-8 (No. 333-44191) as filed with the Commission on January 13, 1998, is incorporated herein by reference).

*10.2 Agreement with Respect to Termination of Employment between the Company and Jan Carson Connolly (f/k/a Janet E. Carson) dated as of
        April 30, 1998.

*27.1   Financial Data Schedule.

-----------------
* filed herewith

  (b)   Reports on Form 8-K

        On January 20, 1998, the Company filed a current report on Form 8-K reporting the Company's reincorporation into Delaware and the approval of the Company's 1997 incentive plan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         APPLIED VOICE RECOGNITION, INC.



                         By  /s/ WILLIAM T. KENNEDY
                           ----------------------------------------------
                            William T. Kennedy
                            Chief Financial Officer on behalf of the
                            Company and as Chief Accounting Officer


May 15, 1998