Form 10QSB/A
period 1997-06-30
APPLIED VOICE RECOGNITION INC /DE/
filed 1998-08-07
CIK 780882

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB/A



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997 as restated

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _______________

                      Commissions file number:   0-23607

                        APPLIED VOICE RECOGNITION, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                       76-051318
          --------                                       ---------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


               4615 Post Oak Place, Suite 111 Houston, TX  77027
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

Yes  [X]     No  [_]

Number of shares of Common Stock outstanding as of June 30, 1997:
10,896,269 (Number of shares of common stock as of July 30, 1998:
13,982,309)

RESTATEMENT

This 10-QSB/A is filed so as to reflect a restatement of Part I, including the financial statements for the three month period and six month period ended June 30, 1997. See footnote 7 to the financial statements for an explanation of the restatement.

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

PART I:   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                         Index to Financial Statements

Description                                                              Page #
--------------------------------------------------------------------------------

Balance sheet                                                              1

Statement of operations                                                    2

Statement of changes in stockholders equity                                3

Statement of cash flows                                                    4

Notes to financial statements                                              5

                        APPLIED VOICE RECOGNITION, INC.
                                 FORM 10QSB-A
                          QUARTER ENDED JUNE 30, 1997

                     Balance Sheets for the periods ending
                            June 30, 1997 and 1996
                                  (Unaudited)

                                                            June 30, 1997
                                                              Restated       June 30, 1996
                                                            -------------    -------------
ASSETS
Cash and cash equivalents                                         1,377           3,221
Escrow account                                                  289,000               -
Accounts receivable                                              77,379          14,677
Inventory                                                        49,764          15,000
Deposits, prepaid expenses, and deferred expenses               510,182               -
                                                             ----------       ---------
     Total current assets                                       927,702          32,898

Property plant and equipment, net                               136,472          27,952
                                                             ----------       ---------

TOTAL ASSETS                                                  1,064,174          60,850
                                                             ==========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade payable                                                   287,644         124,010
Escrow account liability                                        289,000               -
Accrued expenses                                                 26,036               -
Due to stockholders                                             180,000         349,270
Current portion of long-term debt                               190,476           3,950
                                                             ----------       ---------
     Total current liabilities                                  973,156         477,230

Note payable to related party, net of current portion           125,000               -
Capital lease, net of current portion                            43,299               -
Long-term debt, net of current portion                           21,167         101,050
                                                             ----------       ---------
     Total liabilities                                        1,162,622         578,280

Common stock; $.001 par value; 50,000,000 shares
authorized; 10,896,269 and 5,820,000 issued and
outstanding for 1997 and 1996, respectively.                     10,896           5,820
Paid-in-capital                                               2,641,018          56,832
Accumulated deficit                                          (2,750,362)       (580,082)
                                                             ----------       ---------
     Total stockholders' equity                                 (98,448)       (517,430)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    1,064,174          60,850
                                                             ==========       =========

See notes to financial statements

                        APPLIED VOICE RECOGNITION, INC.
                                 FORM 10QSB-A
                          QUARTER ENDED JUNE 30, 1997

                Statement of operations for the periods ending
                            June 30, 1997 and 1996
                                  (unaudited)

                                             Six Months Ended                            Three Months Ended
                                   ---------------------------------------    ----------------------------------------
                                   June 30, 1997 Restated   June 30, 1996     June 30, 1997 Restated    June 30, 1996
                                   ---------------------------------------    ----------------------------------------
Net revenues                              453,151               215,611               237,197               97,968
Cost of sales                             270,875               141,609               135,335               68,534
                                       --------------------------------             ------------------------------
Gross margin                              182,276                74,002               101,862               29,434

Operating expenses:
  Marketing and sales                     318,626                27,473               155,846                4,178
  General and administrative            1,067,737               179,074               619,324               92,431
  Research and development                172,361                14,911               112,428                  803
                                       --------------------------------             ------------------------------

Total operating expenses                1,558,724               221,458               887,598               97,412

Operating margin                       (1,376,448)             (147,456)             (785,736)             (67,978)

Other expenses:
  Interest income                           5,180                     -                 1,128                    -
  Interest expense                       (219,702)                    -              (181,002)                   -
                                       --------------------------------            -------------------------------

Total other expense                      (214,522)                    -              (179,874)                   -

Net (Loss)                             (1,590,970)             (147,456)             (965,610)             (67,978)
                                       ================================            ===============================

Basic and diluted (loss) per share          (0.15)                (0.03)                (0.09)               (0.01)

Weighted average shares outstanding    10,764,708             5,820,000            10,764,708            5,820,000

See notes to financial statements

                        APPLIED VOICE RECOGNITION, INC.
                                 FORM 10QSB-A
                          QUARTER ENDED JUNE 30 1997

                       Statement of stockholders equity
                          Quarter Ended June 30, 1997
                                  (Unaudited)

                                            Common Stock
                                               Issued
                                       ----------------------              APIC              Retained
                                         Shares       Amount              Common             Earnings             Total
                                       ----------------------           -----------         -----------         -----------
Beginning balance at January 1,        10,642,102   $  10,642           $ 1,605,789         $(1,159,392)        $   457,039

Sale of 100,000 shares of
common stock for $250,000                 100,000   $     100           $   249,900         $         -         $   250,000

Fair value of stock options
issued for consulting
services                                        -   $       -           $   224,500         $         -         $   224,500

Issuance of 50,000 shares of
common stock for consulting
services                                   50,000   $      50           $   199,950         $         -         $   200,000

Issuance of 50,000 shares of
common stock for consulting
services                                   50,000   $      50           $    74,950         $         -         $    75,000

Exercise of 54,167 stock
options                                    54,167   $      54           $     7,529         $         -         $     7,583

Fair value of warrant issued
in connection with Bridge
Loans                                           -   $       -           $   278,400         $         -         $   278,400

Net Loss for the six months
ended June 30, 1997                             -           -                     -          (1,590,970)        $(1,590,970)
                                       ------------------------------------------------------------------------------------

Ending Balance June 30, 1997,
as Restated                            10,896,269   $  10,896           $ 2,641,018         $(2,750,362)        $   (98,448)
                                       ====================================================================================

See notes to financial statements

                        APPLIED VOICE RECOGNITION, INC.
                                 FORM 10QSB-A
                          QUARTER ENDED JUNE 30, 1997

                Statements of Cash Flow for the periods ending
                            June 30, 1997 and 1996
                                  (Unaudited)

                                                                   Six Months Ended
                                                            -----------------------------
                                                               June 30,
                                                                1997 -
                                                               Restated     June 30, 1996
                                                            -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                                    (1,590,970)    (147,456)

Adjustments to reconcile net (loss) to cash provided by operating activities:

Depreciation                                                      20,631          506
Stock issued for services                                        275,000            -

Stock options and warrants issued for services                   363,700            -

Changes in operating assets and liabilities:

  Accounts receivable                                            (39,375)      (9,216)
  Inventory                                                         (691)           -
  Deposits and prepaids                                         (307,682)           -

  Accounts payable and accrued expenses                          200,523       50,820
                                                            -----------------------------
NET CASH USED BY OPERATING ACTIVITIES                         (1,078,864)    (105,346)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                                         (139,222)      (5,615)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash loaned by stockholders                                      180,000      103,019
  Repayments of notes payable                                    (27,500)     (29,332)

  Loan proceeds from third parties                                69,884            -
  Capital lease financing                                         48,712            -
  Principal payments under capital lease                          (5,413)           -
  Warrants granted in connection with bridge loans               139,200            -
  Stock options/warrants exercised                                 7,583            -
  Proceeds from sale of stock                                    250,000            -
                                                            -----------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        662,466       73,687

NET INCREASE (DECREASE) IN CASH                                 (555,620)     (37,274)
                                                            -----------------------------
Cash at the beginning of the period                              556,997       40,495
                                                            =============================
CASH AT END OF PERIOD                                              1,377        3,221
                                                            =============================

See notes to financial statements


                        APPLIED VOICE RECOGNITION, INC.
                                 FROM 10-QSB/A
                         NOTES TO FINANCIAL STATEMENTS
                      For the quarter ended June 30, 1997
                                  (Unaudited)

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


NOTE 2 - PRIVATE PLACEMENT OF THE COMPANY'S STOCK:
-------------------------------------------------

On June 15, 1997 the Company initiated a private placement of the Company's stock in compliance with section 4(2) of Regulation D of the Securities and Exchange act of 1933. The initial offering commencing on the above referenced date consisted of placement of $1,000,000 minimum to $5,000,000 maximum of the company's common stock at an offering price varying from a minimum of $1.60 to a maximum of $2.00 per share. As of July 28, 1997, the Company has amended the private placement increasing the maximum offering to $7,500,000 by the authorization of the issuance of $2,500,000 of convertible preferred shares priced at $8.00 share, convertible into common shares at a ratio of 5.4 to 1 and bearing a dividend of 4% payable annually in shares of the company. Additionally, the Company has increased the minimum on the offering from$1,000,000 to $2,000,000. As of June 30, 1997, $289,000 was received from investors for the offering. These funds received ($289,000) under the offering are being held in escrow and the conditions for release of the funds have not as yet been met.


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

Note 7 - RESTATEMENT:
--------------------
The quarter ended and six months ended June 30, 1997 has been restated as follows:

     During 1997, the Company issued common stock and warrants to purchase the Company's common stock in exchange for consulting services and did not record the related expense and deferral. The Company is restating the financial statements for the quarter ended and six months ended June 30, 1997 to record $129,750 of consulting expense based on the fair market value of the common stock and warrants. At June 30, 1997, $165,000 of deferred consulting expense remained on the balance sheet. The deferred expense will be amortized ratably throughout the 1997 fiscal year.

     Between May 15, 1997 and July 24, 1997, the Company granted to officers, a director, and others, warrants to purchase the Company's common stock (warrants to purchase 430,000 shares to officers, warrant to purchase 50,000 shares to a director, and warrants to purchase 100,000 shares to others) at an exercise price of $1.60 per share. The warrants were granted in connection with bridge loans made by these individuals. Finance costs related to these warrants were not recognized. The Company is restating the financial statements for the quarter ended and six months ended June 30, 1997 to record finance costs of $139,200, based on the fair value of the underlying stock of the warrants issued. At June 30, 1997, $139,200 of related deferred interest expense remained on the balance sheet. The deferred expense will be amortized in the third quarter of the 1997 fiscal year.

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

The Company's revenues are derived from license fees for software products, training fees for assisting the customer in the use of the Company's products, software support and maintenance and sales of hardware used in conjunction with the Company's software. Software licenses are typically granted on a per user basis, however the Company may grant enterprise-wide licenses for multi user sites. Revenues have been derived in the main from direct sales to end users through the Company's direct field sales force. Since inception, AVRI has focused its sales and marketing resources in the Houston, Texas marketplace and consequently most of the revenues in 1996 and 1997 are derived from this market.

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


RESULTS OF OPERATIONS

REVENUES

Revenues were $237,197 and $97,968 for the three months ended June 30, 1997 and 1996 respectively, representing an increase of $139,229 or 142%. Revenues were $453,151 and $215,611 for the six months ended June 30, 1997 and 1996 respectively, representing and increase of $237,540 or 110%. The increases for the three months and the six months ended June 30, 1997 resulted primarily from the addition of sales personnel in direct sales and a marketing and promotional campaign launched in the first quarter of 1997.


OPERATING EXPENSES, NONOPERATING ITEMS

Cost of sales as a percentage of revenues was 57% in the second quarter of fiscal 1997 compared to 70% in the second quarter of fiscal 1996 and 60% for the first two quarters of 1997 versus 66% for the first two quarters of 1996. The favorable trend in both periods is attributable to the negotiation of favorable contracts with suppliers of the speech engine upon which the Company's software applications run. Additionally, the Company realized lower costs of hardware purchased as a result of volume discounts due to increased customer sales.

Sales and marketing expenses were $155,846 in the second quarter of 1997 and $4,178 in the second quarter of 1996 representing an increase of $151,668. For the first two quarters of 1997 and 1996 sales and marketing expenses equaled
$318,626 and $27,473 respectively, representing and increase of  $291,153.   For
the current period and the year to date, the increase was attributable to the addition of incremental sales personnel and the launch of a radio and print marketing campaign featuring Hakeem Olajuwon, the NBA star.

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

General and administrative expenses were $619,324 in the second quarter of 1997 and $92,431 in the second quarter of 1996, representing an increase of $526,893. For the six months ended June 30, 1997, general and administrative expenses totaled $1,067,737, representing an increase of $888,663 over the $179,074 incurred for the six months ended June 30, 1996. The increase in both periods is partly attributable to the addition of senior level management and administrative personnel. The variance also includes incremental expenditures associated with consulting services. These consultants were retained to assist the Company with strategic planning and analysis.

Net interest expense of $179,874 and $214,522 were incurred for the second quarter and year to date of 1997, respectively and no interest was incurred for the same periods in 1996. The increase in both periods was due to increased third party debt financing and incremental finance costs associated with warrants issued in connection with bridge loans.


NET(LOSS)

Net loss for the second quarter of fiscal 1997 was $965,610 compared to a net loss of $67,978 for the same period in 1996. For the six months ended June 30,1997, the net loss for the Company totaled $1,590,970 compared to a net loss of $147,456 for the same period in 1996. The increases in net loss for both periods is attributable to the incremental sales, marketing, research and development, and general and administrative expenses incurred in conjunction with the launch of the Company's new VoiceCommander product. Part of the increased loss is also attributed to additional consulting expense and finance costs.


LIQUIDITY AND FINANCIAL CONDITION

Net cash used by operating activities increased to $1,078,864 for the six months ended June 30, 1997 from $105,346 for the six months ended June 30, 1996. Net loss for the six months ended June 30, 1997 amounted to $1,590,970 and $147,456 for the six months ended June 30, 1996. In both periods, the increase was primarily attributed to the increase in net loss for the Company for the two periods.

The Company utilized $139,222 of its funds for purchasing equipment for the six months ended June 30, 1997 versus $5,615 for the same period in 1996. The increase of $133,607 was attributable to the purchase of computer and office equipment.

Cash flows from financing activities totaled $662,466 and $73,687 for the six months ended June 30, 1997 and for the six months ended June 30, 1996, respectively. The increase of $588,779 was attributable to $250,000 received as the result of sales of the Company's stock, a net increase of $191,996 of funds received from loan proceeds and capital lease financing, $7,583 related to warrants exercised and $139,200 of non-cash activity.

The Company is currently engaged in the private placement (the "Private Placement") of up to 3,125,000 shares of common stock, par value $.001 per share(the "Common Stock") and up to 312,500 shares of Series A Preferred Stock, par value $.01 per share (the Series A Preferred Stock"). The Company intends to offer the Common Stock and Series A Preferred Stock in several separate closings extending to December 1, 1997. The Company closed the first offering of 125,000 shares of the Series A Preferred Stock on August 1, 1997 for a purchase price of $8.00 per share, for aggregate cash proceeds of $1,000,000, and closed the second offering of 187,500 shares of the Series A Preferred Stock, on August 12, 1997 for a purchase price of $8.00 per share or aggregate cash proceeds of $1,500,000. Additionally, the Company has received funds totaling $934,000 for the purchase of Common Stock at a purchase price of $1.60 per share. The Minimum Offering is $2,000,000 and the Maximum Offering is $7,500,000 under the Private Placement. See Part II, Item 2, below for a further description for the Private Placement.

The Company has received $580,000 in loan proceeds from corporate directors, officers and outsiders in the form of a bridge loan as of August 8, 1997. The bridge loans bear interest at 12% per annum and the maker will receive one warrant to purchase the Company's stock for $1.60 for every dollar loaned to the Company. The bridge loan is repayable at the sooner of six months or the receipt of the net proceeds from the Minimum Offering.

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

ITEM 6:     Exhibits and Reports on Form 8-K

       (a) Exhibits

Exhibit
  No.       Description of the Exhibit

 *3.1       -- Articles of Amendment to Articles of Incorporation Dated July 29,
               1997.

 *3.2       -- Articles of Amendment to Articles of Incorporation.

 *6.1       -- Letter from Malone and Bailey, PLLC dated August 12, 1997.

 27         -- Financial Data Schedule.
--------
* Incorporated by reference to the Company's form 10-QSB for the period ended June 30, 1997 as filed on August 14, 1997.

       (b)  Reports on Form 8-K

             None.

SIGNATURES

In accordance with the requirements of the Exchange Act (and Rule 12b-15 promulgated thereunder), the registrant caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    APPLIED VOICE RECOGNITION, INC.


                                            /s/ WILLIAM T. KENNEDY
                                 -----------------------------------------------
                                                 William T. Kennedy
                                              Chief Financial Officer


July 24, 1998