Form 10QSB/A
period 1997-09-30
APPLIED VOICE RECOGNITION INC /DE/
filed 1998-08-07
CIK 780882

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                 FORM 10-QSB/A



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997 as restated

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

Yes [X]     No [_]


Number of shares of Common Stock outstanding as of November 14, 1997: 12,956,211 (Number of shares of common stock outstanding as of July 30, 1998: 13,982,309)

RESTATEMENT

This 10-QSB/A is filed so as to reflect a restatement of Part I, including the financial statements for the three-month period and nine month period ended September 30, 1997. See footnote 6 to the financial statements for an explanation of the restatement.

FORWARD LOOKING STATEMENTS

Included in this report are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations reflected in such forward-looking statements will prove to have been correct. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including those set forth under Part I, Item 2 "Management's Discussion and Analysis of Results of Operations and Financial Condition." The Company's operating results have fluctuated and may continue to fluctuate on an annual and quarterly basis, as a result of a number of factors, many of which are outside the Company's control. These factors include the timing of significant orders, the length of the sales cycle, the timing of there lease of new products, the ability of the Company to recruit and train an effective field sales force, the acceptance of new and enhanced versions of the Company's product, pricing trends in the Automated Speech Recognition industry, and conditions and events in the computer industry and the general economy

PART I:   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                         Index to financial statements

Description                                                              Page #
-------------------------------------------------------------------------------

Balance sheet                                                                1

Statement of operations                                                      2

Statement of changes in stockholders' equity                                 3

                                                                             4
Statement of cash flows
                                                                             5
Notes to financial statements

                        APPLIED VOICE RECOGNITION, INC.
                                 FORM 10QSB-A
                       QUARTER ENDED SEPTEMBER 30, 1997

                     Balance Sheets for the periods ending
                          September 30, 1997 and 1996
                                  (Unaudited)

                                                                      September 30,               September 30,
                                                                         1997 -                       1996 -
                                                                        Restated                     Restated
                                                                       ----------                    --------
ASSETS
Cash and cash equivalents                                               3,107,550                     769,734
Escrow account                                                                  -                           -
Accounts receivable, net of allowance of $0                               106,507                      12,000
Inventory                                                                 213,530                      14,128
Deposits, prepaid expenses, and deferred expenses                         339,509                     101,250
                                                                       ----------                    --------
     Total current assets                                               3,767,096                     897,112

Property plant and equipment, net                                         197,498                      20,019

Other assets:
Capitalized software cost, net of accumulated
amortization of $15,524                                                   170,773                           -
                                                                       ----------                    --------


TOTAL ASSETS                                                            4,135,367                     917,131
                                                                       ==========                    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade payable                                                             370,877                     175,354
Accrued expenses                                                           39,727                           -
Current portion of long-term debt                                         127,922                      10,161
Note payable to related party                                                   -                       7,500
Deferred revenue                                                          151,770                           -
                                                                       ----------                    --------
     Total current liabilities                                            690,296                     193,015

Note payable to related party, net of current portion                     125,000                     125,000
Capital lease, net of current portion                                      50,805                           -
Long-term debt, net of current portion                                     14,032                      91,015
                                                                       ----------                    --------
     Total liabilities                                                    880,133                     409,030

Preferred stock; $.10 par value; 2,000,000
shares authorized; Series A; 312,500 shares
issued and outstanding                                                     31,250                           -

Common stock; $.001 par value; 50,000,000
shares authorized; 12,648,720 issued and
outstanding                                                                12,649                      10,729

Paid-in-capital                                                         7,103,732                     661,413
Accumulated deficit                                                    (3,892,397)                   (164,041)
                                                                       ----------                    --------
     Total stockholders' equity                                         3,255,234                     508,101

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              4,135,367                     917,131
                                                                       ==========                    ========

See notes to financial statements


                        APPLIED VOICE RECOGNITION, INC.
                                 FORM 10QSB-A
                       QUARTER ENDED SEPTEMBER 30, 1997

                    Income Statement for the periods ending
                          September 30, 1997 and 1996
                                  (unaudited)

                                           Nine Months Ended                                  Three Months Ended
                                  -----------------------------------                -----------------------------------
                                      September 30,    September 30,                    September 30,  September 30,
                                         1997 -           1996 -                            1997 -         1996 -
                                        Restated         Restated                          Restated        Restated
                                  -----------------------------------                -----------------------------------
Net revenues                             785,327          278,545                           332,176           62,934
Cost of sales                            431,514          189,289                           160,639           47,680
                                  -----------------------------------                -----------------------------------

Gross margin                             353,813           89,256                           171,537           15,254

Operating expenses:
  Marketing and sales                    657,474           85,457                           338,848           57,984
  General and administrative           1,824,887          523,045                           757,150          343,971
  Research and development               210,106           66,030                            37,745           51,119
                                  -----------------------------------                -----------------------------------

Total operating expenses               2,692,467          674,532                         1,133,743          453,074

Operating margin                      (2,338,654)        (585,276)                         (962,206)        (437,820)

Other expenses:
  Interest income                         14,661                -                             9,481            -
  Interest expense                      (409,012)         (37,602)                         (189,310)         (37,602)
                                  -----------------------------------                -----------------------------------

Total other expense                     (394,351)         (37,602)                         (179,829)         (37,602)

(loss) Before extraordinary item      (2,733,005)        (622,878)                       (1,142,035)        (475,422)

Extraordinary item -
debt foregiveness, Less applicable
income tax of $0                               -           25,391                                 -            25,391
                                  -----------------------------------                -----------------------------------

Net (Loss)                            (2,733,005)        (597,487)                       (1,142,035)        (450,031)
                                  ===================================                ===================================

Basic and diluted (loss) per
share                                      (0.25)           (0.09)                            (0.10)           (0.05)

Weighted average shares
outstanding                           11,049,770        6,647,259                        11,049,770        8,301,777

See notes to financial statements


                        APPLIED VOICE RECOGNITION, INC.
                                 FORM 10-QSB/A
                       Statement of stockholders equity
                       Quarter Ended September 30, 1997

                           Preferred stock       Common Stock
                           Issued Series A          Issued                                    Expense
                           -------------------------------------      APIC         APIC      Allocated      Retained
                           Shares    Amount    Shares     Amount     Common      Preferred     to APIC      Earnings      Total
                           --------------------------------------  ----------   -----------  -----------   -----------  -----------
BEGINNING BALANCE AT
JANUARY 1, 1997                 -  $      -  10,642,102  $ 10,642  $ 1,605,789  $         -  $         -   $(1,159,392) $   457,039

Sale of 100,000 shares of
common stock for $250,000       -  $      -     100,000  $    100  $   249,900  $         -  $         -   $         -  $   250,000

Fair value of stock
options issued for
consulting services             -  $      -           -  $      -  $   224,500  $         -  $         -   $         -  $   224,500

Issuance of 50,000 shares
of common stock for
consulting services             -  $      -      50,000  $     50  $   199,950  $         -  $         -   $         -  $   200,000

Issuance of 50,000 shares
of common stock for
consulting services             -  $      -      50,000  $     50  $    74,950  $         -  $         -   $         -  $    75,000

Exercise of 70,834 stock
options                         -  $      -      70,834  $     71  $     9,845  $         -  $         -   $         -  $     9,916

Fair value of warrants
issued in connection with
Bridge Loans                    -  $      -           -  $      -  $   278,400  $         -  $         -   $         -  $   278,400

Private placement expense
attributed to warrants
issued in connection with
private placement               -  $      -           -  $      -  $   345,750  $         -  $  (345,750)  $         -  $         -

Issuance of 135,159 shares
of common stock for
commissions associated
with private placement          -  $      -     135,159  $    135  $   216,121  $         -  $  (216,256)  $         -  $         -

Sale of 1,595,625 shares
of common stock for
$2,552,999 in connection
with private placement          -  $      -   1,595,296  $  1,595  $ 2,551,404  $         -  $         -   $         -  $ 2,552,999

Sale of 312,500 shares of
Series A preferred stock  312,500  $ 31,250           -  $      -  $         -  $ 2,468,750  $         -   $         -  $ 2,500,000

Issuance of 5,000 shares
of common stock for legal
services rendered in
connection with private
placement                       -  $      -       5,000  $      5  $    18,745  $         -  $   (18,750)  $         -  $         -

Cash expense related to
private placement               -  $      -           -  $      -  $         -  $         -  $  (559,616)  $         -  $  (559,616)

Net Loss for the nine
months ended June 30, 1997      -  $      -           -         -            -            -            -    (2,733,005) $(2,733,005)
                          ---------------------------------------------------------------------------------------------------------
ENDING BALANCE SEPTEMBER 30,
1997, AS RESTATED         312,500  $ 31,250  12,648,391  $ 12,649  $ 5,775,354  $ 2,468,750  $(1,140,372)  $(3,892,397) $ 3,255,233
                          =========================================================================================================

See notes to financial statements

                        APPLIED VOICE RECOGNITION, INC.
                                 FORM 10QSB-A
                       QUARTER ENDED SEPTEMBER 30, 1997

                Statements of Cash Flow for the periods ending
                          September 30, 1997 and 1996
                                  (Unaudited)

                                                       Nine Months Ended
                                                 ----------------------------
                                                 September 30,  September 30,
                                                    1997 -          1996 -
                                                   Restated        Restated
                                                 -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                        (2,733,005)      (597,487)

Adjustments to reconcile net (loss) to cash provided by operating activities:

Depreciation                                          47,241          8,439
Stock issued for services                            275,000        340,000
Stock options and warrants issued for services       224,558              -
Changes in operating assets and liabilities:

  Accounts receivable                                (68,500)        (6,539)
  Inventory                                         (164,457)           872
  Deposits and prepaids                             (137,009)      (101,250)
  Deferred revenues                                  151,772              -
  Accounts payable and accrued expenses              297,445        102,164
                                                  ----------      ---------

NET CASH USED BY OPERATING ACTIVITIES             (2,106,955)      (253,801)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                             (211,334)        (5,615)
  Capitalized R&D costs                             (186,297)             -
                                                  ----------      ---------

NET CASH USED BY INVESTING ACTIVITIES               (397,631)        (5,615)

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash loaned by stockholders                        180,000              -
  Principal payment on stockholder debt             (207,500)             -
  Loan proceeds from third parties                   586,500              -
  Principal payment on third party debt             (586,305)      (146,907)
  Capital lease financing                             55,047              -
  Principal payments under capital lease              (4,242)             -
  Warrants granted in connection with bridge
  loans                                              278,400              -
  Stock issued in connection with note payable             -         135,000
  Private placement cash expenditures               (559,677)             -
  Stock options/warrants exercised                     9,916              -
  Proceeds from sale of stock                      5,303,000      1,000,562
                                                  ----------      ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES          5,055,139        988,655

NET INCREASE (DECREASE) IN CASH                    2,550,553        729,239
                                                  ----------      ---------
Cash at the beginning of the period                  556,997         40,495
                                                  ==========      =========
CASH AT END OF PERIOD                              3,107,550        769,734
                                                  ==========      =========

See notes to financial statements

                        APPLIED VOICE RECOGNITION, INC.
                                 FORM 10QSB-A
                         NOTES TO FINANCIAL STATEMENTS
                   For the Quarter ended September 30, 1997

                                  (Unaudited)


Note 1  Basis of Presentation
-----------------------------

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

Note 2  Private Placement of the Company's Stock
------------------------------------------------

The company recently completed the private placement (the "Private Placement") of 1,595,625 shares of common stock, par value $.001 per share (the "Common Stock") for a purchase price of $1.60 per share and 312,500 shares of Series A Preferred Stock, par value $.10 per share (the "Series A Preferred Stock") for a purchase price of $8.00 per share. The Company closed the first offering of 125,000 shares of the Series A Preferred Stock on August 1, 1997 for a purchase price of $8.00 per share for an aggregate of $1,000,000, and closed the second offering of 187,500 shares of the Series A Preferred Stock on August 12, 1997 for an aggregate of $1,500,000. Additionally, the Company closed its offering of common stock on August 27, 1997 and received the aggregate purchase price of $2,553,000. Total expenses of the private placement including broker fees, commission and legal and accounting expenses totaled $387,359.

Note 3  Bridge Loans, Loans from related parties
------------------------------------------------

On August 14, 1997, the company paid $580,000, under the terms of a bridge loan agreement, to a stockholder and certain officers of the Company. This was paid in accordance with the provisions of the bridge loan agreement which called for full payment at the earlier of six months or the receipt of the minimum proceeds of the private placement, of $2,000,000.

Note 4  Loss per common share
-----------------------------

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

Note 5  Pro forma presentation of  September 30, 1996 financials
----------------------------------------------------------------

The financial statements presented for the period ended September 30, 1996 represent a pro forma consolidated balance sheet and income statement of the Company and Summa Vest, Inc. On December 11, 1996, Summa Vest, Inc., a publicly traded company with no operations since 1993 completed a "reverse acquisition" of the Company. The reverse acquisition has been accounted for by the purchase method of accounting for the fiscal year ended December 31, 1996. The financial statements for the period ended September 30, 1996 represent the consolidated balance sheet and income statement as if the merger occurred on September 30,1996.

Note 6 Restatement
------------------

The financial statements for the quarter ended September 30, 1996 have been restated as follows:

     In August of 1996, the Company issued 250,000 stock options to certain officers and management of the Company. The officers and management received the stock options in lieu of cash compensation. The Company is restating the 1996 financial statements to record $340,000 of compensation expense related to the granting of the options.

     The Company issued 180,000 shares of Common Stock in connection with a note payable. The Company is restating the 1996 financial statements to record $236,250 of deferred finance costs which will be amortized over the life of the note payable. The restated financial statements for the quarter ended September 30, 1996, reflect $33,750 of related interest expense.

     Upon the reorganization on August 15, 1996, the Company did not eliminate its previous retained deficit. The Company is restating stockholders' equity to reflect the elimination of the cumulative retained deficit of $867,371 as of August 15,1996.

The financial statements for the quarter ended and nine months ended September 30, 1997 have been restated as follows:

     During 1997, the Company issued common stock warrants to purchase the Company's common stock in exchange for consulting services and did not record the related expense and deferral. The Company is restating the financial statements for the quarter ended and nine months ended September 30, 1997 to record $129,750 and $259,500, respectively, of consulting expense based on the fair market value of the common stock and warrants. At September 30, 1997, $35,250 of deferred consulting expense remained on the balance sheet. The deferred expense will be amortized in the fourth quarter of the 1997 fiscal year.

     Between May 15, 1997 and July 24, 1997, the Company granted to officers, a director, and others, warrants to purchase the Company's common stock (warrants to purchase 430,000 shares to officers, warrant to purchase 50,000 shares to a director, and warrants to purchase 100,000 shares to others) at an exercise price of $1.60 per share. The warrants were granted in connection with bridge loans made by these individuals. Finance costs related to these warrants were not recognized. The Company is restating the financial statements for the quarter ended and nine months ended September 30, 1997 to record finance costs of $139,200 and $278,400, respectively, based on the fair value of the underlying stock of the warrants issued.

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

OPERATING EXPENSES, NONOPERATING ITEMS

Cost of sales as a percentage of revenues was 48% in the third quarter of fiscal 1997 compared to 76% in the third quarter of fiscal 1996 and 55% for the first three quarters of 1997 versus 68% for the first three quarters of 1996. Cost of sales in aggregate totaled $431,514 and $189,289 for the nine months ended September 30, 1997 and 1996, respectively, and $160,639 and $47,680 for the three months ended September 30, 1997 and 1996, respectively. The favorable trend in cost of sales as a percentage of revenues in both periods is attributable to the negotiation of favorable contracts with suppliers of the speech engine upon which the Company's software applications run. Additionally, the Company realized lower training costs by increasing the average size of its training classes.

Sales and marketing expenses were $338,848 in the third quarter of 1997 and $57,984 in the third quarter of 1996 representing an increase of $280,864. For the first three quarters of 1997 and 1996 sales and marketing expenses equaled $657,474 and $85,457, respectively, representing an increase of $572,017. For the current period and the year to date, the increase in sales and marketing expenses was attributable to the addition of incremental sales personnel and the launch of a radio and print marketing campaign featuring Hakeem Olajuwon.

General and administrative expenses were $757,150 in the third quarter of 1997 and $343,971 in the third quarter of 1996, representing an increase of $413,179. For the nine months ended September 30, 1997, general and administrative expenses totaled $1,824,887 representing an increase of $1,301,842 over the $523,045 incurred for the nine months ended September 30, 1996. The increase in both periods is attributable to the addition of senior level management, including the Company's President, Chief Financial Officer and Vice President of Sales, administrative personnel and associated recruiting costs. The variance also includes incremental expenditures associated with consulting services. Consultants were retained to assist the Company with strategic planning and analysis.

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

For the three months and nine months ending September 30, 1997, net interest expense increased by $142,227 and $356,749 over the same periods of 1996 to $179,829 and $394,351, respectively. The increase in both periods was due to increased third party debt financing and incremental finance costs associated with warrants issued in connection with bridge loans.

An extraordinary loss of $25,391, net of income tax effects, was recognized in the third quarter of 1996 and no extraordinary losses were recognized for the nine months ended September 30, 1997. The extraordinary loss was due to the forgiveness of debt.

NET INCOME (LOSS)

Net loss for the third quarter of fiscal 1997 was $1,142,035 compared to a net loss of $450,031 for the same period in 1996. For the nine months ended September 30, 1997, the net loss for the Company totaled $2,733,005 compared to a net loss of $597,487 for the same period in 1996. The increases in net loss for both periods is attributable to the incremental sales, marketing, research and development, and general and administrative expenses incurred in conjunction with the launch of the Company's new VoiceCommander product. Part of the increased loss is also attributed to additional consulting expense and finance costs.

LIQUIDITY AND FINANCIAL CONDITION

Net cash used by operating activities increased to $2,106,955 for the nine months ended September 30, 1997 from $253,801 for the nine months ended September 30. The increase in cash used in operating activities of $1,853,154 is primarily attributed to the increase in net loss for the nine month period of $2,135,578. An increase in liabilities over assets of $119,313 and an increase in non-cash activity of $163,051 partially offset the increased net loss. Net loss for the nine months ended September 30, 1997 amounted to $2,733,005 and $597,487 for the nine months ended September 30, 1996. The Company invested $211,334 of its funds on equipment purchases and $186,297 on capitalized research and development. Compared to the nine months ended September 30, 1996, current year to date cash used in investing activities increased $392,016. Of this amount, $186,297 is attributed to capitalized research and development.
The balance of $205,719 is attributed to the purchase of computer and office equipment.

Cash flows from financing activities totaled $5,055,139 for the nine months ended September 30, 1997 and for the nine months ended September 30, 1996 totaled $988,655. The increase of $4,066,484 is primarily attributed to a net increase of $3,742,821 received as the result of the Private Placement of the Company's stock (as described below) and other sales of common stock. Other factors contributing to the variance include net incremental borrowings of $170,212 related to debt and capital lease obligations and incremental non-cash activity of $153,451.

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

Without such additional financing there can be no assurance however, that the Company will be able to develop its products and services, or the markets for such products and services to the extent required to meet its future capital requirements from the revenues generated by the Company's future operations. If cash provided by operating activities is insufficient to provide internal sources of liquidity, the Company will rely upon external sources of liquidity. There can be no assurance that the Company will be able to obtain additional cash resources from the sale of its securities or from debt sources on reasonable terms, if at all. Lower than expected revenues resulting from adverse economic conditions or otherwise, could restrict the Company's ability to expand its business as planned and if severe enough, may shorten the period during which its available cash may be expected to satisfy the Company's capital requirements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            27  -- Financial Data Schedule

       (b)  Reports on Form 8-K

            None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              APPLIED VOICE RECOGNITION, INC.


                                         /s/ WILLIAM T. KENNEDY
                              -----------------------------------------------
                                             William T. Kennedy
                                          Chief Financial Officer

July 24, 1998