Form 10QSB
period 1998-06-30
APPLIED VOICE RECOGNITION INC /DE/
filed 1998-08-14
CIK 780882

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

--------------------------------------------------------------------------------



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 1998 to June 30, 1998


Commission file number: 0-23607


                        APPLIED VOICE RECOGNITION, INC.

            (Exact name of registrant as specified in its charter)


                 Delaware                              76-051318
--------------------------------------------------------------------------------
             (State or other                         (IRS Employer
             Jurisdiction of                      Identification No.)
             Incorporation or
              Organization)


     4615 Post Oak Place, Suite 111, Houston, TX  77027

     (Address of principal executive offices including zip code)


     (713) 621-5678
     (Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past90 days.

Yes [X]       No [_]

Number of shares of Common Stock outstanding as of August 14, 1998: 13,982,309

                                    PART I.
                             FINANCIAL INFORMATION

        This report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding the Company's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations and acquisitions. Although the Company believes the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to have been correct. The ability to achieve the Company's expectations is contingent upon a number of factors which include (i) ongoing cost of research and development activities, (ii) effect of any current or future competitive products, (iii) the Company's ability to produce and market its products commercially, (iv) the retention of key personnel and (v) capital market conditions. This Report may contain trademarks and service marks of other companies.

ITEM 1.   FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                        Item                                                PAGE
--------------------------------------------------------------------------------

Balance sheet as of June 30, 1998                                            1

Statements of operations for the three months
ended June 30, 1998 and six months ended
June 30, 1998                                                                2

Statement of stockholders' equity for the six
months ended June 30, 1998                                                   3

Statement of cash flows for the three months
ended June 30, 1998 and six months ended
June 30, 1998                                                                4

Notes to financial statements                                                5

                        APPLIED VOICE RECOGNITION, INC.
                                  FORM 10-QSB
                          QUARTER ENDED JUNE 30, 1998

                      Balance Sheet for the period ending
                                 June 30, 1998
                                  (Unaudited)

                                                           June 30, 1998
                                                           -------------
ASSETS
Cash and cash equivalents                                   $ 1,021,127
Accounts receivable, net of allowance of $62,010                 81,060
Inventory                                                       205,150
Deposits, prepaid expenses, and deferred expenses               309,639
                                                            -----------
     Total current assets                                     1,616,976

Property plant and equipment, net of accumulated
depreciation of $95,030                                         269,660

Other assets:
   Capitalized software cost, net of accumulated
   depreciation of $38,892                                      269,224
   Investments                                                  616,779
   Goodwill, net of accumulated amortization of $3,290           53,113
                                                            -----------
     Total other assets                                         939,116

TOTAL ASSETS                                                $ 2,825,752
                                                            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade payable                                               $   120,060
Accrued expenses                                                 77,509
Stock dividend payable                                           85,887
Note payable to related party                                    37,091
Current portion of capital lease obligation                      10,148
Current portion of long-term debt                                 9,432
Deferred revenue                                                 23,022
                                                            -----------
     Total current libilities                                   363,149

Capital lease, net of current portion                            33,840
Long-term debt, net of current portion                            6,877
                                                            -----------
     Total liabilities                                          403,866

Preferred stock; $.10 par value; 2,000,000 shares authorized.

   Series A; 312,500 shares issued and outstanding               31,250
   Series B; 3,000 shares issued and outstanding                    300
Common stock; $.001 par value; 50,000,000 shares
authorized; 13,254,719  outstanding for 1997                     13,255
Paid-in-capital                                              11,134,326
Accumulated Comprehensive Income (Loss)                        (186,346)
Accumulated deficit                                          (8,570,899)
                                                            -----------
     Total stockholders equity                                2,421,886

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 2,825,752
                                                            ===========
See notes to finanical statements

                                    APPLIED VOICE RECOGNITION, INC.
                                              FORM 10-QSB
                                      QUARTER ENDED JUNE 30, 1998

                             Statement of operations for the periods ending
                                         June 30, 1998 and 1997
                                              (unaudited)

                                             Six Months Ended                  Three Months Ended
                                     ---------------------------------  ----------------------------------
                                                       June 30, 1997 -                      June 30, 1997 -
                                     June 30, 1998        Restated         June 30, 1998        Restated
                                     ---------------------------------  ----------------------------------
Net revenues                         $    375,159       $    453,151       $    199,472       $    237,197
Cost of sales                             185,736            270,875             92,355            135,335
                                     ---------------------------------------------------------------------
Gross margin                              189,423            182,276            107,117            101,862

Operating expenses:
   Marketing and sales                    751,439            318,626            471,674            155,846
   General and administrative           2,364,535          1,067,737          1,178,632            619,324
   Research and development               220,649            172,361             39,874            112,428
                                     ---------------------------------------------------------------------
Total operating expenses                3,336,623          1,558,724          1,690,180            887,598

Operating loss                         (3,147,200)        (1,376,448)        (1,583,063)          (785,736)

Other expenses:
   Interest income                         22,695              5,180             13,080              1,128
   Interest expense                       (78,012)          (219,702)           (37,239)          (181,002)
                                     ---------------------------------------------------------------------
Total other expense                       (55,317)          (214,522)           (24,159)          (179,874)

Net (Loss)                           $ (3,202,517)      $ (1,590,970)      $ (1,607,222)      $   (965,610)
                                     =====================================================================
Statement of Comprehensive Loss

   Unrealized holding (Loss) Gain        (248,567)                 -             64,079                  -
                                     ---------------------------------------------------------------------
Comprehensive Loss                   $ (3,451,084)      $ (1,590,970)      $ (1,543,143)      $   (965,610)
                                     =====================================================================
Basic and diluted (loss) per share   $      (0.25)      $      (0.15)      $      (0.12)      $      (0.09)

Weighted average shares outstanding    13,149,384         10,764,708         13,149,384         10,764,708

See notes to finanical statements

                        APPLIED VOICE RECOGNITION, INC.
                                  FORM 10-QSB
                          QUARTER ENDED JUNE 30, 1998


                       STATEMENT OF STOCKHOLDERS EQUITY
                          QUARTER ENDED JUNE 30, 1998

                                                 Common Stock                Preferred Stock         Preferred Stock
                                                    Issued                   Issued Series A         Issued Series B
                                             ------------------------      --------------------    --------------------
                                               Shares         Amount       Shares        Amount     Shares      Amount
                                             --------------------------------------------------------------------------

Beginning balance at January 1, 1998         12,989,820      $ 12,990      312,500      $ 31,250        -        $  -

Issuance of 129,399 shares of common
stock in lieu of officer's compensation         129,399           129          -             -          -           -

Issuance of 14,407 shares of common
stock in lieu of employee cash bonuses           14,047            14          -             -          -           -

Issuance of 14,286 shares of common
stock for services                               14,286            14          -             -          -           -

Issuance of additional 56,000 shares
of common stock as part of previous
stock transaction                                56,000            56          -             -          -           -

Exercise of options to purchase
51,167 shares of common stock                    51,167            51          -             -          -           -

Sale of 3,000 shares of Series B
Preferred stock for $3,000,000 in
connection with private placement                   -             -            -             -        3,000         300

Private placement expense attributed
to options issued                                   -             -            -             -          -           -

Issuance of options to purchase 350,000
shares of common stock for consulting
services                                            -             -            -             -          -           -

Common stock dividend on preferred stock            -             -            -             -          -           -

Unrealized holding loss                             -             -            -             -          -           -

Net loss for the six months ended
June 30, 1998                                       -             -            -             -          -           -
                                             --------------------------------------------------------------------------
Ending balance at June 30, 1998              13,254,719      $ 13,255      312,500      $ 31,250      3,000       $ 300
                                             ==========================================================================

                                                     PAID IN CAPITAL
                                         --------------------------------------  REDUCTION OF   ACCUMULATED
                                                       PREFERRED -  PREFERRED -    PAID-IN      COMPREHENSIVE  RETAINED
                                             COMMON     SERIES A     SERIES B      CAPITAL      INCOME/(LOSS)  DEFICIT     TOTAL
                                         -------------------------------------------------------------------------------------------
Beginning balance at January 1, 1998     $ 6,213,204  $ 2,468,750  $       -    $(1,140,433)  $    62,221   $(5,368,382) $2,279,600

Issuance of 129,399 shares of common
stock in lieu of officer's compensation      285,059          -            -            -             -             -       285,188

Issuance of 14,407 shares of common
stock in lieu of employee cash bonuses        33,418          -            -            -             -             -        33,432

Issuance of 14,286 shares of common
stock for services                            33,986          -            -            -             -             -        34,001

Issuance of additional 56,000 shares
of common stock as part of previous
stock transaction                                (56)         -            -            -             -             -             -

Exercise of options to purchase
51,167 shares of common stock                 90,259          -            -            -             -             -        90,310

Sale of 3,000 shares of Series B
Preferred stock for $3,000,000 in
connection with private placement                -            -      2,999,700          -             -             -     3,000,000

Private placement expense attributed
to options issued                                -            -         61,500     (61,500)           -             -           -

Issuance of options to purchase 350,000
shares of common stock for consulting
services                                     196,000          -            -           -              -             -       196,000

Common stock dividend on preferred stock     (45,561)         -            -           -              -             -       (45,561)

Unrealized holding loss                          -            -            -           -         (248,567)          -      (248,567)

Net loss for the six months ended
June 30, 1998                                    -            -            -           -              -      (3,202,517) (3,202,517)
                                         -------------------------------------------------------------------------------------------
Ending balance at June 30, 1998          $ 6,806,309  $ 2,468,750  $ 3,061,200 $(1,201,933)   $  (186,346)  $(8,570,899) $2,421,886
                                         ===========================================================================================

                       APPLIED VOICE RECOGNITION, INC.
                                 FORM 10-QSB
                         QUARTER ENDED JUNE 30, 1998

               Statements of Cash Flow for the periods ending
                           June 30, 1998 and 1997
                                 (Unaudited)

                                                                                                Six Months Ended
                                                                                   -------------------------------------------
                                                                                   June 30, 1998               June 30, 1997 -
                                                                                                                  Restated
                                                                                   -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                                         $ (3,202,517)                $ (1,590,970)

Adjustments to reconcile net (loss) to cash provided by operating activities:

   Depreciation                                                                          70,998                       20,631
   Stock issued for services                                                             34,001                      275,000
   Stock issued as compensation                                                         318,620                            -
   Stock options and warrants issued for services                                       196,000                      363,700

Changes in operating assets and liabilities:

   Accounts receivable                                                                  466,842                      (39,375)
   Inventory                                                                            114,514                         (691)
   Deposits and prepaids                                                               (286,662)                    (307,682)
   Deferred revenues                                                                    (45,612)                           -
   Accounts payable and accrued expenses                                               (563,173)                     200,523
                                                                                   -------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                                (2,896,989)                  (1,078,864)

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of equipment                                                               (102,919)                    (139,222)
   Capitalized R&D costs                                                               (143,074)                           -
                                                                                   -------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                                  (245,993)                    (139,222)

CASH FLOWS FROM FINANCING ACTIVITIES

   Loan proceeds from stockholders                                                          -                        180,000
   Loan proceeds from third parties                                                         -                         69,884
   Capital lease financing                                                                  -                         48,712
   Principal payment on stockholder debt                                                (89,159)                         -
   Principal payment on third party debt                                                (38,912)                     (27,500)
   Principal payments under capital lease                                                (5,363)                      (5,413)
   Warrants/options granted in connection with bridge loans                                 -                        139,200
   Sale of preferred stock                                                            3,000,000                          -
   Sale of common stock                                                                     -                        250,000
   Stock options/warrants exercised                                                      90,308                        7,583
                                                                                   -------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             2,956,874                      662,466

NET INCREASE (DECREASE) IN CASH                                                        (186,108)                    (555,620)
                                                                                   -------------------------------------------
CASH AT THE BEGINNING OF THE PERIOD                                                 $ 1,207,235                 $    556,997
                                                                                   ===========================================
CASH AT END OF PERIOD                                                              $  1,021,127                 $      1,377
                                                                                   ===========================================

See notes to financial statements

                        APPLIED VOICE RECOGNITION, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


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

NOTE 2 - REVENUE RECOGNITION

In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP97-2"). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (e.g. software products, upgrades, enhancements and customer support, installation and training) to be allocated to each element on the relative fair values of the elements. The fair value of an element is based on evidence, which is specific to the vendor. The revenue allocated to software products, including specified upgrades or enhancements, generally is recognized upon delivery of the products. The revenue allocated to unspecified upgrades and updates and post contract customer support generally is recognized when upgrades are delivered or as the services are performed. If there is not appropriate evidence of the fair value for all elements of the arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. In March 1998, the AICPA issued SOP 98-4 which defers for one year the implementation of the provisions of SOP 97-2 relating to the fair value determination of each revenue element. The Company has adopted SOP 97-2, however, the impact of this is not considered to be significant.

NOTE 3 - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in comprehensive income.

NOTE 4  ACCOUNTS RECEIVABLE WRITE-OFF

The collectibility of the receivable due from Voice It Worldwide, Inc., was assessed to be uncertain. Because of this, the Company has written-off the entire receivable balance of approximately $708,000. Of this amount, $500,000 had previously been reserved. The Company will continue to pursue collection of the receivable balance.

NOTE 5 - CAPITALIZED SOFTWARE COSTS

The costs of direct labor and allocated overhead related to research and development activities for products which are technologically feasible are capitalized through the date of market release. All other research and development costs are charged against earnings in the period incurred. Amounts capitalized are amortized on a straight-line basis over a three-year life. For the three months ended June 30, 1998 and six months ended June 30, 1998, the Company capitalized approximately $94,000 and $143,000, respectively, of relevant costs.

NOTE 6 - PRIVATE PLACEMENT

On March 11, 1998, the Company sold in a private placement 3,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Shares"), par value $.10 per share, for a purchase price of $1,000 per share, to two accredited investors ("the Purchasers"). The Series B Preferred Shares pay a 5% cumulative dividend payable in arrears at the time of each conversion. The dividend is payable in cash or stock at the Company's option. At any time after the earlier of June 24, 1998 or the date on which a registration statement covering the shares of common stock issuable upon conversion is deemed effective, the Purchasers are entitled to convert the entire face amount of the Series B Preferred Shares, plus accrued and unpaid dividends. The Series B Preferred Shares, plus accrued and unpaid dividends, are subject to automatic conversion on March 11, 2000. In both cases, the Series B Preferred Shares are convertible at a rate equal to 78% of the five day average closing bid price for the five consecutive trading days immediately preceding the date of conversion. This discount from the market price will result in a deemed dividend of approximately $830,000, to be recorded ratably upon each conversion of the Series B Preferred Shares. At any time, the Company has the right to redeem the Series B Preferred Shares, plus accrued dividends, at a rate equal to 127.5% of the purchase price of the Series B Preferred Shares being redeemed.

NOTE 7 - STOCK OPTIONS GRANTED

On March 11, 1998, the Company granted to a third party options to purchase 150,000 shares of the Company's common stock, with an exercise price of $2.30. The options were granted in exchange for their assistance with the private placement of 3,000 shares of Series B Convertible Preferred Stock. As the result of this option grant, the Company recognized $61,500 of expense allocable to paid-in-capital. The expense was valued using the Black-Scholes model.

On April 1, 1998, the Company granted to two consultants options to purchase 350,000 shares of the Company's common stock, with an exercise price of $2.69. The options were granted in exchange for consulting services. Of the options granted, 250,000 were granted to a board member whose consulting services were devoted to the development of the Company's new product VoiceCOMMANDER 99(TM) As the result of these option grants, the Company has recognized $196,000 of related expense. The expense was valued using the Black-Scholes model.

NOTE 8 - INVESTMENT VALUATION

On December 31, 1997, the Company purchased 471,700 shares of Voice It WorldWide Inc. ("Voice It") common stock for $500,000. On April 13, 1998, Voice It's common stock was delisted from trading on The Nasdaq Small Cap Market for failure to comply with certain NASDAQ maintenance standards. The common stock of Voice It is now traded on the Over The Counter Bulletin Board. Subsequent to this event, the market price of Voice It's common stock dropped and has remained at a lower value. The Company has reduced the carrying value of the investment by approximately $164,000, at June, 30 1998. For the three months and six months ended June 30, 1998, the Company recorded an unrealized holding gain of approximately $64,000 and an unrealized holding loss of approximately $249,000, respectively. These amounts are reflected in the statement of comprehensive loss.

NOTE 9 - SUBSEQUENT EVENT--PRIVATE PLACEMENT

On July 28, 1998, the Company sold in a private placement 220,750 shares of Series C Convertible Preferred Stock (the "Series C Preferred Shares"), par value $.10 per share, for a purchase price of $10 per share, to accredited investors. The Series C Preferred Shares pay a 4% cumulative dividend payable in arrears at the time of each conversion. Dividends are payable quarterly and in arrears on the first day of each January, April, July, and October commencing on October 1, 1998. Each of the Series C Preferred Shares converts into ten shares of common stock and may be converted at anytime. The Series C Preferred Shares are not subject to automatic conversion. Any shares of the Series C Preferred Shares and any accrued but unpaid dividends may be redeemed, at the Company's option, after the fifth anniversary of the date of their issuance, at a redemption price of $10 per share. In addition to the above-referenced shares, an additional 11,038 shares of the Series C preferred shares were issued to Equity Services, LTD. ("ESL"), as part of their compensation for placing the shares. As of July 28, 1998, the market value of the shares issued to ESL was approximately $110,000. These shares were issued under the same terms and conditions as those sold in this private placement.

NOTE 10 - SUBSEQUENT EVENT--PREFERRED STOCK CONVERSION

On July 1, 1998 and July 15, 1998, the investors of the Series B Convertible Preferred Shares exercised their conversion right and converted 300 shares of preferred stock for 697,590 shares of the Company's common stock (See Note 6 For additional details related to the Series B Convertible Preferred Stock). The aggregate market value of the common stock, at the date of issuance, was approximately $720,000. Of this amount, approximately $170,000 relate to accrued dividends through the date of conversion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's current revenue is derived primarily from the sale of licenses and royalties for its voice recognition computer software applications and training and maintenance services associated with the installation of the computer software. Computer hardware is bundled with the software application at the customer's request.

In 1997 and early part of 1998, the Company's marketing focus centered around two products, the Personal and Professional Editions of VoiceCOMMANDER 4.0. These products were sold to the general business community through retail sales channels or via the Company's Houston based sales force.

In the second quarter of 1998, the Company revised the functionality of the Professional Edition of VoiceCOMMANDER 4.0. (the "Revised Product") to meet the medical dictation needs of healthcare professionals. The Revised Product is marketed and sold as a bundled package that includes, among other peripherals, a PC and a hand-held digital recorder. The Revised Product allows Physicians to dictate and record patient notes, on the hand-held digital recorder, as they make their patient visits. The information is then downloaded to a pre-equipped PC where it is automatically transcribed, via voice recognition, to formatted text, with a high degree of accuracy and minimal transcript intervention. The Revised Product has been sold since May 1998 as the solution to the in-house transcription needs of physicians.

The Company has embarked on the development of a product that will provide healthcare professionals with a tool for internet based transcription and dictation services. The new product, named VoiceCOMMANDER 99(TM) (the "New Product"), will provide a completely mobile dictation solution designed to improve the quality and reduce the costs of healthcare information needs, through the use of voice recognition, handheld digital recording technology, and internet driven technologies.

To facilitate a quick and efficient roll-out of the New Product, the Company has developed a plan to acquire medical transcription companies. While the Company may complete some acquisitions in 1998, it anticipates that most activity under its acquisition plan will occur in 1999 and beyond. Although, the Company's initial geographic focus will be centered in Texas, the Company may make acquisitions outside this area, if the Company identifies suitable acquisition targets.

As a result of the implementation of the New Product and the related strategy, the Company has increased its spending in research and development, sales and marketing, and general and administrative expenses. To the extent that such expenditures are, subsequently, not followed by increased revenues, the Company's business, results of operations and financial condition could be materially and adversely affected.

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. The Company's manufactured software, as it is currently written, is not date sensitive and therefore the Company does not anticipate "Year 2000 problems". For its computer systems used in the daily operations of the Company, all of the Company's computer systems are year 2000 ready. The Company will require future purchases of computer systems to be year 2000 compliant.

RESULTS OF OPERATIONS:

Three months ended June 30, 1998 vs. three months ended June 30, 1997 and six months ended June 30, 1998 vs. six months ended June 30, 1997.

REVENUES: Net revenues decreased 16% in the second quarter of 1998 to approximately $199,000, down approximately $38,000 from the second quarter of 1997. For the first six months, net sales of approximately $375,000 were approximately $78,000 or 17% lower than the same period in 1997. This decrease is attributable to the Company's transition to a new target market.

COST OF SALES: Cost of sales decreased 32% in the second quarter of 1998 to approximately $92,000, down approximately $43,000 from the second quarter of 1997. For the first six months, cost of sales of approximately $186,000 were approximately $85,000 or 31% lower than the same period in 1997. This decrease is directly attributable to the decrease in net sales and increased software sales relative to hardware sales. For the three months ended June 30, 1998 and six months ended June 30, 1998, software sales comprised 65% and 79%, respectively of software and hardware sales combined. During the same periods in 1997, software sales comprised 57% and 56%, respectively, of the same revenue mix. Costs of sales related to software sales are generally lower than cost of sales associated with hardware sales.

MARKETING AND SALES EXPENSE: Marketing and sales expense consists primarily of salaries and commissions of marketing and sales personnel and promotional expenditures. Marketing and sales expense increased 203% in the second quarter of 1998 to approximately $472,000, up approximately $316,000 from the second quarter of 1997. For the first six months of 1998, marketing and sales expense of approximately $751,000 were approximately $433,000 or 136% higher than the same period in 1997. Of the total increase, approximately $164,000 is attributable to the resignation of a marketing executive and the termination of the related employment contract. The expansion of the marketing and sales team, has resulted in incremental expenditures of approximately $169,000. The expansion is attributable to the Company's goal to accelerate marketing and sales of the Company's New Product. Another item affecting the increase relates to incremental tradeshow expenditures of approximately $56,000 for the six months ended June 30, 1998. The balance of the increase relates to on-going costs associated with advertising, printing and press, travel, and other marketing related expenses. These expenditures increased as the result of the Company's head count growth.

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense is comprised primarily of compensation and related expenditures for administrative and executive personnel, professional fees associated with legal, consulting, and accounting services, and general corporate overhead. General and administrative expense increased 90% in the second quarter of 1998 to approximately $1,179,000, up approximately $559,000 from the second quarter of 1997. For the first six months of 1998, general and administrative expense of approximately $2,365,000 were approximately $1,297,000 or 121% higher than the same period in 1997. The increase is attributable mainly to increased administrative and executive personnel and associated recruiting costs, which amounted to approximately $394,000 of the total increase. Another factor contributing to the increase includes additional consulting, legal, and accounting services of approximately $170,000. Consulting services were incurred in connection with the continuation of the development of a strategic plan to assist the Company in expanding into the medical transcription market. Consulting services were also employed to aid in the day to day operations of the Company. In addition, legal and accounting expenditures were incurred in association with various SEC filings, the annual audit, quarterly reviews, and several tax filings. Another factor contributing to the increase is $150,000 of incremental investor relation fees that were amortized into expense during the quarter. In addition to this, approximately $345,000 of incremental bad debt was recorded in the current year to account for a receivable that was written off. All other general and administrative costs increased approximately $238,000 due to higher telephone, occupancy, travel, depreciation and general office expenses. These expenditures increased as the result of the Company's headcount growth.

RESEARCH AND DEVELOPMENT EXPENSE: Research and development expense consists primarily of personnel costs including salaries, benefits and consultant costs related to the research and development of the Company's products. Research and development expense decreased 65% in the second quarter of 1998 to approximately $40,000, down approximately $73,000 from the second quarter of 1997. For the first six months of 1998, research and development expense of approximately $221,000 was approximately $48,000 or 28% higher than the same period in 1997. The decrease in the second quarter of 1998 is primarily attributable to research and development expenditures that were capitalized. During the second quarter or 1998 and the second quarter of 1997, the Company capitalized approximately $94,000 and $0, respectively, of research and development expense. Omitting any capitalization, research and development expense for the second quarter of 1998 would have been approximately $134,000. This represents an increase over the same period in 1997 of approximately $21,000 or 18%. The quarter to date and year to date increase, in research and development costs, is wholly attributable to the increase in personnel.

The Company has increased its efforts centered around the enhancement and development of its products including VoiceCOMMANDER (formerly known as the SpeechCOMMANDER), the Medical Dictation Pad and the New Product,
VoiceCOMMANDER 99(TM).

INTEREST INCOME: Interest income consists primarily of interest earned on cash and cash equivalents. Interest income increased 1,060% in the second quarter of 1998 to approximately $13,000, up approximately $12,000 from the second quarter of 1997. For the first six months of 1998, interest income of approximately $23,000 was approximately $18,000 or 338% higher than the same period in 1997. The increase is wholly attributable to the current year increase in invested funds as compared to same in prior year.

INTEREST EXPENSE: Interest expense decreased 79% in the second quarter of 1998 to approximately $37,000, down approximately $144,000 from the second quarter of 1997. For the first six months of 1998, interest expense of approximately $78,000 was approximately $142,000 or 64% lower than the same period in 1997. The decrease is wholly attributable to the current year decrease in average debt outstanding.

INCOME TAXES: The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of June, 1998, the Company had generated net operating losses ("NOLs"), for financial reporting purposes, of approximately $7.8 million available to reduce future federal income taxes. These carryforwards will begin to expire in 2011. The ability of the Company to utilize the carryforwards is dependent upon the Company generating sufficient taxable income, and may be affected by annual limitations on the use of such carryforwards if a change of control occurs due to future sales of the Company's capital stock. The Company has recorded a valuation allowance for all net deferred tax assets, including NOLs.

NET LOSS: Net loss increased 66% in the second quarter of 1998 to approximately $1,607,000, up approximately $642,000 from the second quarter of 1997. For the first six months of 1998, net loss of approximately $3,203,000 was approximately $1,612,000 or 101% higher than the same period in 1997. The increase is primarily attributable to increased operating expenditures of approximately $1,778,000. The difference is also attributable to a favorable change in gross profit and other expenses of approximately $166,000.

Through the period ended June 30, 1998, the Company has incurred operating losses, since inception, of approximately $9,413,000. To date, the Company's operations have not been profitable and there is no assurance that they will become profitable in the future. As a result, the Company believes that its historical results of operations for the periods presented may not be directly comparable.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998 the Company had cash and cash equivalents of approximately $1,021,000 and working capital of approximately $1,299,000.

Net cash used by operating activities increased approximately $1,818,000 from approximately $1,079,000 for the six months ended June 30, 1997 to approximately $2,897,000 for the six months ended June 30, 1998. The increase is primarily attributable to the increase in operating losses, of approximately $1,612,000, sustained by the Company for the six months ended June 30, 1998 vs. the same period in 1997. The balance of the increase is attributable to changes in working capital.

For the six months ended June 30, 1998 investing activities totaled approximately $246,000. This total is comprised of purchases of property, plant and equipment, and capitalization of development costs of approximately $103,000 and $143,000, respectively.

Net cash provided by financing activities amounted to approximately $2,957,000. This is primarily comprised of $3,000,000 of funding attributable to the Company's recent private placement (as described below). The remaining difference of approximately ($43,000) relates to outflows of approximately ($133,000) associated with principal payments on debt and a capital lease, and inflows of approximately $90,000 attributable to stock options exercised.

The Company continues to incur operating losses and will continue to need additional working capital to fund its research, development and marketing efforts for the next fiscal year. The Company's liquidity will be reduced as amounts are expended for continuing research and development, expansion of sales and marketing activities, development of its administrative function, and acquisition of medical transcription companies. Additionally, the Company's liquidity will also be reduced as amounts are used for purchases of capital assets.

On March 11, 1998 the Company completed a private placement of $3,000,000. The placement was comprised of 3,000 shares of Series B Convertible Preferred Stock. These shares have a par value of $.10 and were priced at $1,000 per share.

On July 30, 1998 the Company completed a private placement of $2,207,750. The placement was comprised of 220,750 shares of Series C Convertible Preferred Stock. These shares have a par value of $.10 and were priced at $10 per share. Related funding was received on July 31, 1998.

If the Company pursues its planned growth strategy, the combined funding, received thus far, plus anticipated revenues will be not be sufficient to sustain the Company's current year operating needs. To secure additional funding, the Company is conducting discussions with current investors who have expressed interest in providing additional capital and seeking other sources.
In addition to this, the Company has fostered contractual relationships with Sands Brothers & Co. LTD to become its investment banker and KCSA Worldwide for investor relations. If the Company is unable to obtain sufficient financing, there can be no assurance that the Company will be able to successfully fund its operations or implement its acquisition strategy.


                                   PART II.
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None


ITEM 2.   CHANGES IN SECURITIES

REGISTRATION STATEMENT

On June 18, 1998, the Company's S-3 Registration Statement (the"S-3") became effective. The S-3, as amended, registered 4,810,625 shares of the Company's common stock, par value $.001. Of These shares, 4,545,625 relate to the Company's private placement of its Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. The 312,500 shares of Series A Convertible Preferred Stock are currently convertible into an aggregate of 1,687,500 of the Company's common stock (subject to adjustment). The 3,000 shares of Series B Convertible Preferred Stock, have a floating conversion rate. These shares were convertible into an aggregate 2,304,855 shares of the Company's common stock. For registration purposes, the Company has estimated the maximum number of Series B Conversion Shares to be 2,500,000. In addition, the placement agent in private placement of the Series A Preferred Stock received 89,375 shares of the Company's common stock, an option to purchase 168,750 shares of the Company's common stock and warrants to purchase 100,000 shares of the Company's common stock. The aggregate number of shares registered in connection with the placement agent, was 358,125 shares. The remaining 265,000 shares are comprised of 30,000 shares and 235,000 shares of the Company's common stock issuable upon exercise of options issued to certain stockholders in exchange for services rendered to the Company.

RECENT SALES OR ISSUANCE'S OF UNREGISTERED SECURITIES

On July 30, 1998, the Company sold in a private placement, under Rule 506 of Regulation D, 220,750 shares of Series C Convertible Preferred Stock, par value $.10 per share (the "Series C Private Placement") for a sales price of $10 per share, to accredited investors. The terms of the Series C Private Placement are discussed in footnote 9 to the financial statements included herein.

On July 30, 1998, the Company issued Equity Services, LTD 11,038 shares of the Company's common stock in exchange for their assistance with the private placement under Rule 506 of Regulation D.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

BOARD MEMBERS RESIGNATION: On July 31, 1998, H. Russel Douglas, J. Nolan Bedford, and Jesse R. Marion resigned from the Board of Directors. Messrs. Bedford and Marion resigned to pursue other interests while Mr. Douglas has resigned in order to concentrate on his research and development activities with the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

        *3.1 Certificate of Designation for the Series C Preferred Stock as filed with the Delaware Secretary of State on July 30, 1998.

        *4.1 Registration Rights Agreement between the Company and the Series C Preferred Stock Investors dated July 30, 1998.

       *10.1 Investor Subscription Agreement between the Company and the Series C Preferred Stock Investors dated July 30, 1998.

       *10.2 Placement Agreement between the Company and the Placement Agent for the Series C Preferred Stock investors dated July 30, 1998.

       *10.3 First Amendment to Investor Subscription Agreement between the Company and the Series C Preferred Investors dated July 30, 1998.

       *27.1   Financial Data Schedule.

----------------
*Filed herewith.

          (b) Reports on Form 8-K

          On May 19, 1998, the Company filed an amendment to its current report on Form 8-K reporting the Company's share exchange with Summa Vest which was originally filed with the Securities and Exchange Commission on January 30, 1997.
                                       18

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                APPLIED VOICE RECOGNITION, INC.


                                BY: /s/ William T. Kennedy
                                   _____________________________
                                   William T. Kennedy
                                   Chief Financial Officer on
                                   Behalf of the Company and as
                                   Chief Accounting Officer

August 14, 1998