Form 10QSB
period 1998-09-30
APPLIED VOICE RECOGNITION INC /DE/
filed 1998-11-17
CIK 780882

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM 10-QSB




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______


Commission file number: 0-23607


                        APPLIED VOICE RECOGNITION, INC.

       (Exact name of small business issuer as specified in its charter)


          Delaware                             76-0513154
----------------------------------------------------------------------
(State or other Jurisdiction of     (IRS Employer Identification No.)
 Incorporation or organization)


              4615 Post Oak Place, Suite 111, Houston, TX  77027

                   (Address of principal executive offices)

                                (713) 621-5678
                (Issuer telephone number, including area code)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]       NO [_]

Number of shares of Common Stock outstanding as of November 16, 1998:
14,479,949

     Transitional Small Business Disclosure Format (Check One):

     Yes [_] No [x]

                                    PART I.
                             FINANCIAL INFORMATION

This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding the Company's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations and acquisitions. Although the Company believes the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to have been correct. The ability to achieve the Company's expectations is contingent upon a number of factors which include (i) ongoing cost of research and development activities,
(ii) effect of any current or future competitive products, (iii) the Company's ability to produce and market its products in the healthcare transcription industry, (iv) the retention of key personnel and (v) capital market conditions. This Report may contain trademarks and service marks of other companies.

ITEM 1.   FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

Item                                                                                               Page
----------------------------------------------------------------------------------------------------------
Balance sheet as of September 30, 1998                                                                   3

Statement of operations for the three months ended September 30, 1998 and nine months ended
 September 30, 1998                                                                                      4

Statement of stockholders' equity for the nine months ended September 30, 1998                           5

Statement of cash flows for the nine months ended September 30, 1998                                     6

Note to financial statements                                                                             7

                        APPLIED VOICE RECOGNITION, INC.
                                  FORM 10QSB
                       QUARTER ENDED SEPTEMBER 30, 1998

                      Balance Sheet for the period ending
                              September 30, 1998
                                  (Unaudited)

                                                                               September 30, 1998
                                                                               ------------------
ASSETS
Cash and cash equivalents                                                               1,396,301
Accounts receivable, net of allowance of $68,500                                          104,713
Inventory                                                                                  73,078
Deposits and prepaid expenses                                                              24,675
Deferred expenses                                                                         249,142
                                                                               ------------------
   Total current assets                                                                 1,847,910

Property plant and equipment, net of accumulated depreciation of $122,755                 409,532

Long-Term portion of deferred expenses                                                    150,000

Other assets:
  Capitalized software costs, net of accumulated depreciation of $56,764                  411,169
  Investments                                                                             133,924
  Goodwill, net of accumulated amortization of $6,110                                      50,293
                                                                               ------------------
Total other assets                                                                        595,386

TOTAL ASSETS                                                                            3,002,828
                                                                               ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade payables                                                                            140,770
Accrued expenses                                                                           36,564
Stock dividend payable                                                                    111,688
Note payable to related party                                                              37,091
Current portion of capital lease obligation                                                10,455
Current portion of long-term debt                                                           8,882
Deferred revenue                                                                           61,035
                                                                               ------------------
   Total current liabilities                                                              406,484

Capital lease, net of current portion                                                      31,109
Long-term debt, net of current portion                                                      4,379
                                                                               ------------------
   Total liabilities                                                                      441,972

Preferred stock; $.10 par value; 2,000,000 shares authorized.

 Series A; 312,500 shares issued and outstanding                                           31,250
 Series B; 2,285 shares issued and 2,285 outstanding                                          229
 Series C; 231,788 shares issued and outstanding                                           23,179
Common stock; $.001 par value; 50,000,000 shares authorized;
  14,454,702 issued and outstanding                                                        14,454
Paid-in-capital                                                                        14,044,606
Accumulated comprehensive loss                                                           (169,201)
Accumulated deficit                                                                   (11,383,660)
                                                                               ------------------
Total stockholders equity                                                               2,560,856

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              3,002,828
                                                                               ==================

See notes to financial statements

                        APPLIED VOICE RECOGNITION, INC.
                                  FORM 10-QSB
                       QUARTER ENDED SEPTEMBER 30, 1998

      Statement of operations for the three and nine month periods ended
                          September 30, 1998 and 1997
                                  (unaudited)

                                                 Nine Months Ended                                 Three Months Ended
                                       ---------------------------------------             ---------------------------------------
                                                            September 30, 1997                                  September 30, 1997
                                       September 30, 1998         Restated                 September 30, 1998          Restated
                                       ---------------------------------------             ---------------------------------------
Net revenues                             $    475,303             $    785,327             $    100,144             $    332,176
Cost of sales                                 257,718                  431,514                   71,982                  160,639
                                       ---------------------------------------             ---------------------------------------
Gross margin                                  217,585                  353,813                   28,162                  171,537

Operating expenses:
  Marketing and sales                         943,256                  657,474                  191,817                  338,848
  General and administrative                3,642,816                1,824,887                1,374,430                  757,150
  Research and development                    452,980                  210,106                  136,182                   37,745
                                       ---------------------------------------             ---------------------------------------
Total operating expenses                    5,039,052                2,692,467                1,702,429                1,133,743

Operating margin                           (4,821,467)              (2,338,654)              (1,674,267)                (962,206)

Other:
  Interest income                              61,405                   14,661                   38,710                    9,481
  Interest expense                            (79,860)                (409,012)                  (1,848)                (189,310)
  Loss on investments                        (500,000)                       -                 (500,000)                       -
                                       ---------------------------------------             ---------------------------------------
Total other                                  (518,455)                (394,351)                (463,138)                (179,829)

Net Loss                                 $ (5,339,922)            $ (2,733,005)            $ (2,137,405)            $ (1,142,035)
                                       =======================================             =======================================
Statement of comprehensive loss:
  Unrealized holiding (Loss) Gain            (598,874)                       -                   17,145                        -
                                       ---------------------------------------             ---------------------------------------
Comprehensive loss                       $ (5,938,796)            $ (2,733,005)            $ (2,120,260)            $ (1,142,035)
                                       =======================================             =======================================
Basic and diluted loss per share                (0.43)                   (0.25)                   (0.18)                   (0.10)

Weighted average shares outstanding        13,416,292               11,126,281               13,991,606               11,391,454

See notes to finanical statements

                                                  APPLIED VOICE RECOGNITION, INC.
                                                            FORM 10QSB
                                                 QUARTER ENDED SEPTEMBER 30, 1998

                                                 Statement of stockholders equity
                                                 Quarter Ended September 30, 1998

                                            Common Stock        Preferred Stock     Preferred Stock    Preferred Stock
                                               Issued           Issued Series A     Issued Series B    Issued Series C
                                        ____________________  ___________________  _________________  __________________ __________
                                         Shares      Amount    Shares     Amount     Shares   Amount     Shares  Amount    Common
                                        ___________________________________________________________________________________________
Beginning balance at January 1,         12,989,820  $ 12,990   312,500   $ 31,250         -   $   -          -  $     -  $6,213,204

Issuance of 129,399 shares of
common stock in lieu of
officer's compensation                     129,399       129         -          -         -       -          -        -     285,059

Issuance of 14,407 shares of
common stock in lieu of employee
cash bonuses                                14,047        14         -          -         -       -          -        -      33,418

Issuance of 44,286 shares of
common stock for services                   44,286        44         -          -         -       -          -        -      78,956

Issuance of additional 56,000
shares of common stock as part
of previous stock transaction.              56,000        56         -          -         -       -          -        -         (56)

Exercise of options to purchase
51,167 shares of common stock               51,167        50         -          -         -       -          -        -      90,259

Sale of 3,000 shares of Series B
Preferred stock for $3,000,000
in connection with private
placement                                        -         -         -          -     3,000     300          -        -           -

Sale of 220,750 shares of Series
C Preferred stock for $2,207,500
in connection with private
placement                                        -         -         -          -         -       -    220,750   22,075           -

Private placement costs
attributed to options issued in
connection with Series C Private
Placement                                        -         -         -          -         -       -          -        -      28,697

Cash expenditure related to
private placement sale of Series
C Preferred Stock                                -         -         -          -         -       -          -        -           -

Private placement costs
attributed to Series C Preferred
shares issued in connection with
Series C Private Placement                       -         -         -          -         -       -     11,038    1,104           -

Issuance of options to purchase
382,000 shares of common stock
for consulting services                          -         -         -          -         -       -          -        -     196,960

Issuance of options to purchase
755,000 shares of common stock
for advisory services                            -         -         -          -         -       -          -        -     274,400

Deemed dividend related to
discount on conversion of Series
B Preferred stock                                -         -         -          -         -       -          -        -           -

Conversion of 715 shares of
Series B Preferred Stock in
exchange for 1,147,171 shares of
common stock                             1,147,171     1,147         -          -      (715)    (72)         -        -   1,048,116

Series B Preferred Stock
Dividend paid with common stock             22,812        23         -          -         -       -          -        -      20,275

Accrued dividend on Preferred
Stock Series A & C                               -         -         -          -         -       -          -        -           -

Unrealized holding loss                          -         -         -          -         -       -          -        -           -

Investment write-off                             -         -         -          -         -       -          -        -           -

Net loss for the nine months
ended September 30, 1998                         -         -         -          -         -       -          -        -           -

Ending balance at September 30,
1998                                    14,454,702  $ 14,454   312,500   $ 31,250     2,285   $ 229    231,788  $23,179 $ 8,269,288
===================================================================================================================================






                                                Paid In Capital
                                      -----------------------------------    Reduction of    Unrealized
                                      Preferred    Preferred    Preferred       Paid-In       Holding       Retained
                                      Series A     Series B     Series C        Capital      Gain/(loss)     Deficit      Total
                                     ----------------------------------------------------------------------------------------------
Beginning balance at January 1,      $ 2,468,750  $         _   $        _   $ (1,140,433)  $   62,221   $ (5,368,382)  $ 2,279,600

Issuance of 129,399 shares of
common stock in lieu of
officer's compensation                         -            -            -              -            -              -       285,188

Issuance of 14,407 shares of
common stock in lieu of employee
cash bonuses                                   -            -            -              -            -              -        33,432

Issuance of 44,286 shares of
common stock for services                      -            -            -              -            -              -        79,000

Issuance of additional 56,000
shares of common stock as part
of previous stock transaction.                 -            -            -              -            -              -             -

Exercise of options to purchase
51,167 shares of common stock                  -            -            -              -            -              -        90,309

Sale of 3,000 shares of Series B
Preferred stock for $3,000,000
in connection with private
placement                                      -    2,999,700            -              -            -              -     3,000,000

Sale of 220,750 shares of Series
C Preferred stock for $2,207,500
in connection with private
placement                                      -            -    2,185,425              -            -              -     2,207,500

Private placement costs
attributed to options issued in
connection with Series C Private
Placement                                      -            -            -        (28,697)           -              -             -

Cash expenditure related to
private placement sale of Series
C Preferred Stock                              -            -            -       (242,825)           -              -      (242,825)

Private placement costs
attributed to Series C Preferred
shares issued in connection with
Series C Private Placement                     -            -      109,276       (110,380)           -              -             -

Issuance of options to purchase
382,000 shares of common stock
for consulting services                        -            -            -              -            -              -       196,960

Issuance of options to purchase
755,000 shares of common stock
for advisory services                          -            -            -              -            -              -       274,400

Deemed dividend related to
discount on conversion of Series
B Preferred stock                              -      583,694            -              -            -       (583,694)            -

Conversion of 715 shares of
Series B Preferred Stock in
exchange for 1,147,171 shares of
common stock                                   -   (1,049,192)           -              -            -              -             -

Series B Preferred Stock
Dividend paid with common stock                -            -            -              -            -        (20,298)            -

Accrued dividend on Preferred
Stock Series A & C                             -            -            -              -            -        (71,364)      (71,364)

Unrealized holding loss                        -            -            -              -     (598,874)             -      (598,874)

Investment write-off                           -            -            -              -      367,452              -       367,452

Net loss for the nine months
ended September 30, 1998                       -            -            -              -            -     (5,339,922)   (5,339,922)
                                     ----------------------------------------------------------------------------------------------
Ending balance at September 30,
1998                                 $ 2,468,750  $ 2,534,202   $2,294,701    $(1,522,335)  $ (169,201)  $(11,383,660)  $ 2,560,856
                                     ==============================================================================================

                        APPLIED VOICE RECOGNITION, INC.
                                  FORM 10QSB
                       QUARTER ENDED SEPTEMBER 30, 1998

                Statements of Cash Flow for the periods ending
                          September 30, 1998 and 1997
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                -----------------------------------------
                                                                                   September 30, 1997
                                                                 September 30, 1998     Restated
                                                                ----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                           (5,339,922)         (2,733,005)
Adjustments to reconcile net (loss) to cash provided by
operating activities:

  Depreciation                                                          119,403              47,241
  Loss on investment                                                    500,000                   -
  Stock issued for services                                              79,000             275,000
  Stock issued as compensation                                          318,620                   -
  Stock options and warrants issued for services                        145,857             224,558

Changes in operating assets and liabilities:

  Accounts receivable                                                   443,189             (68,500)
  Inventory                                                             180,121            (164,457)
  Deposits and prepaids                                                 (75,338)           (137,009)
  Deferred revenues                                                      (7,599)            151,772
  Accounts payable and accrued expenses                                (583,408)            297,445
                                                                   --------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                (4,220,077)         (2,106,955)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                                                (204,050)           (211,334)
  Capitalized R&D costs                                                (302,882)           (186,297)
                                                                   --------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                  (506,932)           (397,631)

CASH FLOWS FROM FINANCING ACTIVITIES

  Loan proceeds from stockholders                                             -             180,000
  Loan proceeds from third parties                                            -             586,500
  Capital lease financing                                                     -              55,047
  Principal payment on stockholder debt                                 (89,159)           (207,500)
  Principal payment on third party debt                                 (41,960)           (586,305)
  Principal payments under capital lease                                 (7,787)             (4,242)
  Warrants/options granted in connection with bridge loans                    -             278,400
  Sale of preferred stock - Series B                                  3,000,000                   -
  Sale of preferred stock - Series C                                  2,207,500                   -
  Private placement cash expenditures                                  (242,825)           (559,677)
  Sale of common stock                                                        -           5,303,000
  Stock options/warrants exercised                                       90,306               9,916
                                                                   --------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             4,916,075           5,055,139

NET INCREASE (DECREASE) IN CASH                                         189,066           2,550,553
                                                                   --------------------------------
Cash at the beginning of the period                                   1,207,235             556,997
                                                                   ================================
CASH AT END OF PERIOD                                                 1,396,301           3,107,550
                                                                   ================================

See notes to financial statements

                        APPLIED VOICE RECOGNITION, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1  NATURE OF BUSINESS

Applied Voice Recognition, Inc. (the "Company"), develops and markets voice-enabled computer software programs tailored for general use and for the healthcare industry. In addition to this, the Company provides traditional and electronic transcription services to healthcare professionals in ten states through its Dallas, Texas based transcription company.

The Company is a Delaware Corporation, which reincorporated on January 29, 1998. Prior to this, the Company was a Utah corporation by virtue of a share exchange that was treated as a reverse merger with Summa Vest, Inc., an inactive publicly traded shell, incorporated on July 22, 1985.

NOTE 2 - BASIS OF PRESENTATION

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

NOTE 3 - REVENUE RECOGNITION

In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP97-2"). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (e.g. software products, upgrades, enhancements, customer support, installation and training) to be allocated to each element on the relative fair values of the elements. The fair value of an element is based on evidence, which is specific to the vendor. The revenue allocated to software products, including specified upgrades or enhancements, generally is recognized upon delivery of the products. The revenue allocated to unspecified upgrades and updates and post contract customer support generally is recognized when upgrades are delivered or as the services are performed. If there is not appropriate evidence of the fair value for all elements of the arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. In March 1998, the AICPA issued SOP 98-4 which defers for one year the implementation of the provisions of SOP 97-2 relating to the fair value determination of each revenue element. The Company has adopted SOP 97-2, however, the impact of this is not considered to be significant.

Fees for transcription-related services are based primarily on contracted rates, and revenue is recognized upon the rendering of services and delivery of transcribed materials. For the quarter ended and nine months ended September 30, 1998, the Company recognized approximately $108,000 and $229,000 of transcription-related revenues, respectively.

NOTE 4 - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in comprehensive income (see Note 10).

NOTE 5 - ACCOUNTS RECEIVABLE WRITE-OFF

During the second quarter of 1998, the collectibility of the receivable due from Voice It Worldwide, Inc., was assessed to be uncertain. Because of this, the Company wrote-off the entire receivable balance of approximately $708,000. Of this amount, $500,000 had previously been reserved. The Company will continue to pursue collection of the receivable balance.

NOTE 6 - CAPITALIZED SOFTWARE COSTS

The costs of direct labor and allocated overhead related to research and development activities for products that are technologically feasible are capitalized from the time they become technologically feasible until the date of market release. All other research and development costs are charged against earnings in the period incurred. Amounts capitalized are amortized on a straight-line basis over a three-year life. For the three month and nine month periods ended September 30, 1998, the Company capitalized approximately $160,000 and $303,000, respectively, of relevant costs.

NOTE 7  PREFERRED STOCK TRANSACTIONS

On March 11, 1998, the Company sold in a private placement 3,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Shares"), par value $.10 per share, for a purchase price of $1,000 per share, to two accredited investors (the "Purchasers"). The Series B Preferred Shares pay a 5% cumulative dividend payable in arrears at the time of each conversion. The dividend is payable in cash or stock at the Company's option. At any time, the Purchasers are entitled to convert the entire face amount of the Series B Preferred Shares, plus accrued and unpaid dividends. The Series B Preferred Shares, plus accrued and unpaid dividends, are subject to automatic conversion on March 11, 2000. In both cases, the Series B Preferred Shares are convertible at a rate equal to 78% of the five day average closing bid price for the five consecutive trading days immediately preceding the date of conversion. This discount from the market price will result in a deemed dividend of approximately $830,000, of which $271,011 was recognized upon the conversion of 715 shares of the Series B Preferred Shares. The remainder of the dividend will be recognized on December 31, 1998. The Company has the right to redeem the Series B Preferred Shares, plus accrued dividends, at a rate equal to 127.5% of the purchase price of the Series B Preferred Shares being redeemed.

On July 28, 1998, the Company sold in a private placement 220,750 shares of Series C Convertible Preferred Stock (the "Series C Preferred Shares"), par value $.10 per share, for a purchase price of $10 per share, to accredited investors. The Series C Preferred Shares pay a 4% cumulative dividend payable in arrears at the time of each conversion. Dividends are payable quarterly and in arrears on the first day of each January, April, July, and October commencing on October 1, 1998. The Company has accrued $15,246 of dividends as of September
30, 1998.   Each of the Series C Preferred Shares converts into ten shares of common stock and may be converted at anytime. The Series C Preferred Shares are not subject to automatic conversion. Any shares of the Series C Preferred Shares and any accrued but unpaid dividends may be redeemed, at the Company's option, after the fifth anniversary of the date of their issuance, at a redemption price of $10 per share. In addition to the above-referenced shares, an additional 11,038 Series C Preferred Shares were issued to Equity Services, LTD. ("ESL"), as part of their compensation for placing the Series C Preferred Shares. As of July 28, 1998, the market value of the shares issued to ESL was approximately $110,000. These shares were issued under the same terms and conditions as those sold in this private placement.

NOTE 8  PREFERRED STOCK CONVERSIONS

On four separate occasions, during the months of July 1998 and August 1998, the investors of the Series B Convertible Preferred Shares exercised their conversion right, and converted 715 shares of preferred stock in exchange for 1,147,171 shares of the Company's common stock. The preferred shares converted into common stock at a rate equal to 78% of the five-day average closing bid price of the five consecutive days preceding the date of each conversion. As a result of this discount from the market price, the Company has incurred a dividend of approximately $584,000.

On October 1, 1998, the Company and the investors of Series B Preferred Stock agreed not to convert any additional shares of the Series B Preferred Stock prior to the close of business on December 31, 1998.

NOTE 9 - STOCK OPTIONS GRANTED

On March 11, 1998, the Company granted to a third party options to purchase 150,000 shares of the Company's common stock, with an exercise price of $2.30. The options were granted in exchange for their assistance with the private placement of 3,000 shares of Series B Convertible Preferred Stock. As a result of this option grant, the Company recognized $61,500 of expense allocable to paid-in-capital. The cost was valued using the Black-Scholes model.

On April 1, 1998, the Company granted to two consultants options to purchase 350,000 shares of the Company's common stock, each with an exercise price of $2.69. The options were granted in exchange for consulting services. Of the options granted, 250,000 were granted to a board member whose consulting services were devoted to the development of the Company's new transcription related product VoiceCOMMANDER 99(TM). As a result of these option grants, the Company has recorded $196,000 of deferred consulting expense. The expense is amortizable over the one year life of the consulting agreements. For the quarter ended and nine months ended September 30, 1998, the Company amortized $49,000 and $114,000 of related expense, respectively.

On June 6, 1998, the Company granted to the Company's Medical Advisory Board options to purchase 255,000 shares of the Company's common stock, each with an exercise price of $2.06. The options were granted in exchange for advisory services related to the Company's business efforts in the health care industry. As a result of the option grants, the Company has recognized $224,400 of deferred consulting expense. The expense is amortizable over the three year life of the medical advisory agreements. For the quarter ended and nine months ended September 30, 1998, the Company amortized $18,700 and $24,933 of related expense, respectively.

On July 22, 1998, the Company granted to an investment banking firm options to purchase 500,000 shares of the Company's common stock, with an exercise price of $1.50. The options were granted in exchange for their financial advisory services and assistance with private placements. As a result of these option grants, the Company has recorded $50,000 of deferred consulting expense. The expense is amortizable over the one year life of the agreement. For the quarter ended and nine months ended September 30, 1998, the Company amortized $12,500 and $20,000 of related expense, respectively.

On July 31, 1998, the Company granted to a third party an option to purchase 220,750 shares of the Company's common stock, with an exercise price of $1.50. The options were granted in exchange for their assistance with the private placement of 220,750 shares of Series C Convertible Preferred Stock. As a result of this option grant, the Company recognized $28,697 of cost allocable to paid-in-capital. The expense was valued using the black-scholes model.

During 1998, the Company granted to employees and officers options to purchase 875,000 shares of the Company's common stock. The exercise price of these options range from a low of $.69 to a high of $3.12. These options were granted under the 1997 Incentive Plan.

NOTE 10 - INVESTMENT VALUATION

On December 31, 1997, the Company purchased 471,700 shares of Voice It WorldWide Inc. ("Voice It") common stock for $500,000. On April 13, 1998, Voice It's common stock was delisted from trading on The Nasdaq Small Cap Market for failure to comply with certain NASDAQ maintenance standards. The common stock of Voice It is now traded on the Over The Counter Bulletin Board. Subsequent to this event, the market price of Voice It's common stock dropped and has remained at a lower value. Furthermore, in November 1998 Voice It declared Chapter 11 Bankruptcy. Based on these facts, the Company has deemed its investment in Voice It to be permanently impaired and has recognized a loss of $500,000. The Company continues to monitor its investment in Wade Cook common stock on a held-for-sale basis. For the three months and nine months ended September 30, 1998, the Company recorded an unrealized holding gain of approximately $17,000 and an unrealized holding loss of approximately $231,000, respectively. These amounts are reflected in the statement of comprehensive loss.

NOTE 11 VALUE ADDED RESELLER AGREEMENT

On September 30, 1998 the Company entered into a "Value Added Reseller Agreement" ("VAR Agreement") with Lernout & Hauspie Speech Products (L&H). L&H develops and licenses dictation software for use in the health care industry. The VAR Agreement gives the Company rights to a world-wide non-exclusive license of certain software products developed by L&H. In exchange for this right, the Company agreed to prepay L&H $300,000. This amount is due on December 15, 1998.

NOTE 12 COMMITMENTS AND CONTINGENCIES

On March 22, 1997, the Company's predecessor Applied Voice Technologies Partners, LTD and Nevada Gold & Casinos, Inc. ("Nevada Gold") completed a non-binding letter of intent ("LOI") that called for the creation of a joint venture for the development and marketing of voice activated gaming technology. According to Nevada Gold, it entered into two lease agreements, on furniture and computer equipment, pursuant to the terms of the LOI. Despite the willingness of both parties to execute the terms of the LOI, the joint venture was never created. On September 25, 1998, Nevada Gold filed a claim of breach of contract and unjust enrichment against the Company for failure to reimburse Nevada Gold for payments it made under the lease agreements. The Company has engaged legal counsel to research the matter.

NOTE 13 - SUBSEQUENT EVENT - PRIVATE PLACEMENT SERIES D

The Company is in the process of preparing a private placement memorandum that calls for the sale of up to 50,000 shares of Series D Preferred Stock (the "Series D Preferred Shares"), par value $.10 per share, at a price of $100 per share, to accredited investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's current revenue is derived from:

i the sale of licenses of its medical dictation voice recognition software applications and training and maintenance services associated with the installation and on-going use of the software.

ii  the sale of traditional transcription services.

iii and Computer hardware that is bundled with the software application at the customer's request


The sale of medical dictation software and related services (item i) and sale of transcription services (item ii) comprise over 90% of total revenues.

During 1997 and early 1998, the Company's marketing focus centered around the Personal and Professional Editions of VoiceCOMMANDER 4.0. These two products were sold to the general business community through retail sales channels or via the Company's Houston based sales force.

In the second quarter of 1998, the Company redesigned the functionality of the Professional Edition of VoiceCOMMANDER 4.0. ("VoiceCOMMANDER Healthcare") to meet the medical dictation needs of healthcare professionals. VoiceCOMMANDER Healthcare is marketed and sold as a bundled package that includes, among other peripherals, a PC and a hand-held digital recorder. VoiceCOMMANDER Healthcare allows physicians to dictate and record patient notes on the hand-held digital recorder as they make their patient visits. The information is then downloaded to a specially-equipped PC where it is automatically transcribed, via voice recognition, to formatted text, with a high degree of accuracy and minimal need for transcriptionist intervention. VoiceCOMMANDER Healthcare has been sold since May 1998 as a complete solution to the in-house transcription needs of physicians.

The Company has undertaken the development of a product that will provide healthcare professionals with a tool for internet based transcription and dictation services. The new product, named VoiceCOMMANDER 99(TM), will provide a completely mobile dictation solution designed to improve the quality and reduce the costs of healthcare information needs, through the use of voice recognition, handheld digital recording technology, and internet driven technologies. The New Product is scheduled to be released late in the fourth quarter of 1998 or early 1999.

To facilitate a quick and efficient roll-out of the New Product, the Company has developed a plan to acquire medical transcription companies. While the Company may complete some acquisitions in 1998, it anticipates that most of the activity under its acquisition plan will occur in 1999 and beyond. Although, the Company's initial geographic focus will be centered on sixteen key metropolitan markets in the

United States, the Company may make acquisitions outside this area, if the Company identifies suitable acquisition targets.

Thus far, the Company has acquired one transcription company based in Dallas, Texas, with a customer base of approximately 160 physicians in ten states. In addition to this, the Company has executed letters of intent to acquire transcription operations in New York City and Denver, Colorado. The completion of these acquisitions is subject to the completion of due diligence work, capital availability, and reaching mutually agreeable contract terms.

As a result of the implementation of VoiceCOMMANDER 99(TM), and the related strategy, the Company has increased its spending in research and development, sales and marketing, and general and administrative expenses. To the extent that such expenditures are not followed by increased revenues, the Company's business, results of operations and financial condition could be materially and adversely affected.

The Year 2000 (the "Y2K") issue is the result of computer programs that are written using two digits rather than four to define the applicable year. Computer equipment, software and other devices with embedded technology that are time-sensitive such as computer systems, related software, telephone systems, etc. may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, temporary inability to process data, and materially impact its financial condition.

The Company has undertaken various initiatives to ensure that it is prepared for the Y2K issue. To date, none of the software manufactured by the Company is time sensitive. The development team of the Company is knowledgeable on the sensitivity of the Y2K issue and is required to take this into account when developing future applications. With regard to third party software and hardware, bundled with the Company's product and future products, the Company has not initiated formal communications with material third parties to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their Y2K problems. However, the Company is presently unaware of any Y2K issues that have been encountered by third parties, which could have a negative impact on the Company. The current systems used by the Company, to account for its day to day operations, were recently purchased and are Y2K ready. As for future enhancements or additions to the current system, the Company has established a clear directive that requires these to be Y2K ready, prior to purchase. With the Company's expansion effort comes the risk that acquired systems may be date sensitive and Y2K non-compliant. To mitigate this problem, the Company's MIS department is required to assess each acquired system and to establish and execute remediation plans to correct any Y2K deficiency.

At this time, the Company does not believe that its exposure to potential Y2K issues is significant enough to warrant development of a contingency plan. However, the Company plans to continually monitor its exposure to assess the necessity of such plan in 1999.

The Company estimates that the costs associated with the Y2K issue will not be material, and as such will not have a significant impact on the

Company's financial position or operating results. However, the failure to correct a material Y2K problem could result in an interruption in the Company's normal business activities or operations. Such failure could materially and adversely affect the Company's results of operation, liquidity, and financial condition.

RESULTS OF OPERATIONS:

Three months ended September 30, 1998 vs. three months ended September 30, 1997 and nine months ended September 30, 1998 vs. nine months ended September 30, 1997.

REVENUES: Net revenues of the Company originate from the sale of voice recognition software licenses, hardware, and related maintenance, and for 1998 include revenues received from the sale of transcription services. Net revenues for the Company decreased 70% in the third quarter of 1998 to $100,144, down $232,032 from the third quarter of 1997. For the first nine months, net sales of $475,303 were $310,024 or 39% lower than the same period in 1997. The decrease, in both periods, is wholly attributable to the transition of the Company's marketing focus from the broad-based commercial market to the healthcare transcription market.


COST OF SALES: Cost of sales consists primarily of hardware costs and transcription labor costs. In addition, but not as significant, cost of sales also includes the amortization of capitalized development costs. Cost of sales decreased 55% in the third quarter of 1998 to $71,982, down $88,657 from the third quarter of 1997. The gross margin for the third quarter of 1998 was 28% this compares to 52% for the same period in 1997. The decreased gross margin is attributable to the increase in transcription revenue relative to software and hardware sales. Transcription revenues are heavily burdened by direct labor costs that are classified as cost of sales. For the first nine months, of 1998 cost of sales of $257,718 were $173,796 or 40% lower than the same period in 1997. This decrease is directly attributable to the decrease in net sales. The gross margin for these periods remained relatively constant.

MARKETING AND SALES EXPENSE: Marketing and sales expense consists primarily of salaries and commissions of marketing and sales personnel and promotional expenditures. Marketing and sales expense decreased 43% in the third quarter of 1998 to $191,817, down $147,031 from the third quarter of 1997. The decrease is attributable to the decrease in size of the marketing and sales staff. The marketing and sales staff decreased in size from an average of 15 full time employees for the quarter ended 1997 to 10 full time employees for the same period ended 1998. For the first nine months of 1998, marketing and sales expense of $943,256 were $285,782 or 43% higher than the same period in 1997.
Of the total increase, approximately $164,000 is attributable to severance paid on a terminated employment contract. In addition to this, the average size of the marketing and sales staff increased during the nine months ended 1998 as compared to same in 1997. The marketing and sales staff increased in size from an average of 10 full time employees for the nine months ended 1997 to 12 full time employees for the same period ended 1998. Another item affecting the increase in marketing and sales expense relates to incremental tradeshow expenditures of approximately $73,000 for the nine months ended September 30, 1998 as compared to the same period in 1997. The balance of the increase relates to on-going costs associated with printing and press, travel, and other marketing related expenses. These expenditures increased as the result of the Company's overall head count growth.

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense is comprised primarily of compensation and related expenditures for administrative and executive personnel, professional fees associated with legal, consulting, and accounting services, and general corporate overhead. General and administrative expense increased 82% in the third quarter of 1998 to $1,374,430, up $617,280 from the third quarter of 1997. For the first nine months of 1998, general and administrative expense of $3,642,816 was $1,817,929 or 100% higher than the same period in 1997. These increases are attributable mainly to increased administrative and executive personnel and associated recruiting costs, which amounted to approximately $456,000 of the total increase. Another factor contributing to the increase includes additional consulting, legal, and accounting services of approximately $464,000. Consulting services were incurred in connection with the continuation of the development of a strategic plan to assist the Company in expanding into the medical transcription market. Consulting services were also employed to aid in the day to day operations of the Company. In addition, legal and accounting expenditures were incurred in association with various SEC filings, the annual audit, quarterly reviews, several tax filings, and general advisory services. Another factor contributing to the increase is approximately $272,000 of incremental investor relation fees that were incurred and amortized into expense during the quarter. In addition to this, approximately $348,000 of incremental bad debt was recorded in the current year to account for the receivable from Voice It that was written off. All other general and administrative costs increased approximately $278,000 due to higher telephone, occupancy, travel, depreciation and general office expenses. These expenditures increased as the result of the Company's overall headcount growth.

RESEARCH AND DEVELOPMENT EXPENSE: Research and development expense consists primarily of personnel costs including salaries, benefits and consultant costs related to the development of the Company's products. Research and development expense increased 261% in the third quarter of 1998 to $136,182, up $98,437 from the third quarter of 1997. For the first nine months of 1998, research and development expense of $452,980 was $242,874 or 116% higher than the same period in 1997. The quarter to date and year to date increase, in research and development costs, is wholly attributable to the increase in personnel and increase in use of development related consulting services. The Company has increased its efforts centered around the enhancement and development of its products including VoiceCOMMANDER Healthcare, and the newest product, VoiceCOMMANDER 99(TM).

INTEREST INCOME: Interest income consists primarily of interest earned on cash and cash equivalents. Interest income increased 308% in the third quarter of 1998 to $38,710, up $29,229 from the third quarter of 1997. For the first nine months of 1998, interest income of $61,405 was $47,744 or 319% higher than the same period in 1997. The increase is wholly attributable to the current year increase in invested funds as compared to same in prior year.

INTEREST EXPENSE: Interest expense decreased 99% in the third quarter of 1998 to $1,848, down $187,462 from the third quarter of 1997. For the first nine months of 1998, interest expense of $79,860 was $329,152 or 80% lower than the same period in 1997. The decrease is wholly attributable to the current year decrease in average debt outstanding.

LOSS ON INVESTMENTS: For the quarter and nine months ended September 30, 1998, the Company recorded a loss on investments of $500,000. This is attributable to an investment in the common stock of Voice It Worldwide, Inc. ("Voice It") that was deemed worthless upon the occurrence of certain events. Voice It was delisted from trading on the Small Cap market for failure to comply with certain NASDAQ maintenance standards and, subsequent to this, declared Chapter 11 Bankruptcy.

INCOME TAXES: The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of September 30, 1998, the Company had generated net operating losses ("NOLs"), for financial reporting purposes, of approximately $9.9 million available to reduce future federal income taxes. These carry-forwards will begin to expire in 2011. The ability of the Company to utilize the carry-forwards is dependent upon the Company generating sufficient taxable income, and may be affected by annual limitations on the use of such carry-forwards if a change of control occurs due to future sales of the Company's capital stock. The Company has recorded a valuation allowance for all net deferred tax assets, including NOLs.

NET LOSS: Net loss increased 87% in the third quarter of 1998 to $2,137,405, up $995,370 from the $1,142,035 net loss recorded for the third quarter of 1997. For the first nine months of 1998, net loss of $5,339,922 was $2,606,917 or 95% higher than the $2,733,005 net loss recorded over the same period in 1997. These increases are primarily attributable to increased operating expenditures of approximately $2,347,000 over the nine month period. The remaining difference is attributable to the increase in other expenses, and decreased sales.

Through the period ended September 30, 1998, the Company has incurred operating losses, since inception, of approximately $9.9 million. To date, the Company's operations have not been profitable and there is no assurance that they will become profitable in the future. As a result, the Company believes that its historical results of operations for the periods presented may not be directly comparable.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998 the Company had cash and cash equivalents of $1,396,301 and working capital of $1,441,426.

Net cash used by operating activities increased $2,113,122 from $2,106,955 for the nine months ended September 30, 1997 to $4,220,077 for the nine months ended September 30, 1998. The increase is primarily attributable to the increase in operating losses, of approximately $2,606,917 sustained by the Company for the nine months ended September 30, 1998 compared to the same period in 1997. The balance of the difference is attributable to changes in working capital and increase in non-cash related expenditures.

For the nine months ended September 30, 1998 investing activities totaled $506,932. This total is comprised of purchases of property, plant and equipment, and capitalization of development costs of $204,050 and $302,882, respectively.

Net cash provided by financing activities amounted to $4,916,075. This is primarily comprised of $5,207,500 of funding attributable to the Company's Series B and Series C Preferred Stock private placements (as described below). The difference of $291,425 is attributable to several factors. First of all, the Company paid $138,906 associated with principal payments on debt and a capital lease. Secondly, cash expenditures of $242,825 were incurred in
connection with the private placements.   Finally, cash of $90,306 was received
in connection with options that were exercised.

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

On March 11, 1998 the Company completed a private placement of 3,000 shares of Series B Convertible Preferred Stock for gross proceeds of $3,000,000. These shares have a par value of $.10 and were priced at $1,000 per share. The Company incurred $300,000 in costs associated with the private placement, which resulted in net proceeds to the Company of $2,700,000

On July 30, 1998 the Company completed a private placement of 220,750 shares of Series C Convertible Preferred Stock for gross proceeds of $2,207,500. These shares have a par value of $.10 and were priced at $10 per share. The Company incurred $242,825 in costs associated with the private placement, which resulted in net proceeds to the Company of $1,964,675.

If the Company pursues its planned strategy of growth through acquisitions, the combined funding, received thus far, plus anticipated revenues will not be sufficient to sustain the Company's current year operating needs and fund acquisitions. To secure additional funding, the Company is conducting discussions with current investors who have expressed interest in providing additional capital. In addition, the Company has fostered contractual relationships with Sands Brothers & Co. LTD to become its investment banker and KCSA Worldwide for investor relations. With regard to Sands Brothers, they are currently assisting the Company in preparing a Private Placement Memorandum under Regulation D of the SEC code. Furthermore, the Company is currently negotiating a business relationship with a public company, devoted to voice recognition sales and development. This relationship contemplates a material investment in AVRI. Note, however, that if the Company is unable to obtain sufficient financing, there can be no assurance that the Company will be able to successfully fund its operations or implement its acquisition strategy.

                                    PART II.
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

NEVADA GOLD

On March 22, 1997, the Company and Nevada Gold & Casinos, Inc. ("Nevada Gold") completed a non-binding letter of intent ("LOI") that called for the creation of a joint venture for the development and marketing of voice activated gaming technology. According to Nevada Gold, it entered into two lease agreements, on furniture and computer equipment, pursuant to the terms of the LOI. Despite the willingness of both parties to execute the terms of the LOI, the joint venture was never created. On September 25, 1998, in the 164/th/ Judicial District Court of Harris County, Texas, Nevada Gold filed a claim of breach of contract and unjust enrichment against the Company for failure to reimburse Nevada Gold for payments it made under the lease agreements. The Company has engaged legal counsel to research the matter.

VOICE IT WORLDWIDE, INC.

A material part of AVRI's prior strategy in marketing one of its products through third-party retailers and distributors included a joint development and distribution agreement entered into with Voice It Worldwide, Inc. ("Voice It") in December 1997. At the time, Voice It was a manufacturer and distributor of digital handheld recorders to 5,000 points of retail distribution throughout the U.S., including major catalogue retailers such as Sharper Image and nationwide chain retailers such as Staples and Kmart. Pursuant to the agreement, Voice It purchased 50,000 VC4 software licenses from the Company for resale through its retail distribution points throughout the U.S. for an aggregate purchase price of $1 million and AVRI purchased 471,700 shares of Voice It's common stock for $500,000. In the opinion of the Company, Voice It breached its agreement with the Company by, among other things, failing to make the contractually agreed upon payments for the software licenses. While the Company sought arbitration on the matter, that matter was stayed as a result of the recent bankruptcy of Voice It. As of the date of this Memorandum, AVRI had written off all receivables due to the Company from Voice It and written down the value of its investment in Voice It to zero.


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

OPTIONS AND WARRANTS ISSUED

On March 11, 1998, the Company granted to a third party options to purchase 150,000 shares of the Company's common stock, with an exercise price of $2.30. The options were granted in exchange for their assistance with the private placement of 3,000 shares of Series B Convertible Preferred Stock.

On April 1, 1998, the Company granted to two consultants options to purchase 350,000 shares of the Company's common stock, with an exercise price of $2.69. The options were granted in exchange for consulting services. Of the options granted, 250,000 were granted to a board member whose consulting services were devoted to the development of the Company's new product VoiceCOMMANDER 99(TM).

On June 6, 1998, the Company granted to the Company's Medical Advisory Board options to purchase 255,000 shares of the Company's common stock, with an exercise price of $2.06. The options were granted in exchange for advisory services related to the Company's business efforts in the health care industry.

On July 31, 1998, the Company granted to a third party an option to purchase 220,750 shares of the Company's common stock, with an exercise price of $1.50. The options were granted in exchange for their assistance with the private placement of 220,750 shares of Series C Convertible Preferred Stock.

During 1998, the Company granted to employees and officers options to purchase 875,000 shares of the Company's common stock. The exercise price of these options range from a low of $.69 to a high of $3.12. These options were granted under the 1997 Incentive Plan.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

NEW BOARD MEMBER

Mr. Daniel Dornier was appointed to the Board of Directors on July 31, 1998 to replace J. Nolan Bedford as a Class III Director. Mr. Dornier served as an investment banker with SBC-Warburg Dillon Reed from August 1991 to June 1993. From June 1993 to June 1995, Mr. Dornier served as a private investment manager for various companies owned by the Dornier family. From 1995 to the present, Mr. Dornier has served as President of Dornier Capital Advisors, where he manages investment portfolios of high net worth individuals in Europe and the United States.

NEW BUSINESS PLAN

Since the filing of the Company's 1997 10KSB, the Company has significantly altered its business focus. A detail discussion of this follows:

     OVERVIEW: Applied Voice Recognition, Inc. is the creator and developer of the VOICECOMMANDER (R) software line of products. VOICECOMMANDER, introduced in 1994, was one of the first office suites utilizing voice recognition as a cost and labor saving desktop tool for computer users. Subsequent versions of VOICECOMMANDER were introduced in 1996, 1997 and 1998. Following four years of application development experience and approximately 13 million dollars invested toward targeting the general retail market with VOICECOMMANDER, AVRI plans to release VOICECOMMANDER 99 (sometimes referred to herein as VC99) to the medical transcription market in the fourth quarter of 1998.

     AVRI believes that VOICECOMMANDER 99 will be the "state of the art" technology in medical transcription, a $6.6 billion market in annual revenues. VOICECOMMANDER 99 will be a suite of medical dictation products that utilizes voice recognition, secure internet communication and traditional transcription methodology to improve the quality and reduce the cost of health care information systems. Physicians using VOICECOMMANDER 99 will be provided a handheld digital recorder, which will automatically download into a computer for conversion from speech to text. The printed text will be edited and reviewed for accuracy by either the physician or his staff if editing is done in house or by AVRI transcriptionists if editing is performed off site. VOICECOMMANDER 99 is intended to provide a completely mobile solution for the busy physician.

     AVRI plans to leverage the technology enhancements of VOICECOMMANDER 99 with the benefits of lower labor costs in overseas markets to significantly increase the margin of medical transcription profits while simultaneously providing physicians with enhanced service, reduced turnaround time and lower costs of medical transcription.

     AVRI intends to penetrate the medical transcription market by acquiring and consolidating smaller, independent transcription companies in up to fifteen major markets throughout the United States. The Company believes that many of these 1,500 independent companies currently suffer from capital deficiency and qualified transcriptionists shortages. AVRI's business plan includes the purchase of up to 28 independent transcription companies over the next 39 months utilizing 25% to 35% cash down and equity for the remainder of the purchase price. Initial discussions with a number of these companies have led AVRI to believe that, assuming sufficient capital is available to AVRI, it will be able to acquire independent transcription companies utilizing this strategy; however, the Company is in the early stages of implementing this business plan. Once AVRI has acquired a medical transcription company in a particular market, the Company plans to add sales personnel and focus efforts on building sales within the new market as well as converting customers of the acquired company to the VOICECOMMANDER 99 suite of products.

     AVRI acquired its first independent transcription company in March, 1998. The Company has executed letters of intent to acquire transcription operations in Manila, New York and Denver in the fourth quarter of 1998. These acquisitions are accretive to the Company and are projected to increase annual revenue by nearly $2 million in 1999. Additionally, the Manila operation is designed to substantially reduce AVRI's U.S. labor costs factor. Current transcription labor rates can be as much as 70% of gross revenue. In conjunction with the cost savings generated using voice recognition and overseas transcriptionists, AVRI believes labor costs can be reduced by as much as one-half over the next three years. As of the date of this Memorandum, definitive purchase agreements had not been entered into with any of these targets and capital to complete these acquisitions is not yet in place. Accordingly, no assurance can be given that AVRI will acquire any of the companies described above.

  As a result of the implementation of VC99 and the related strategy, the Company has increased its spending in research and development, sales and marketing, and general and administrative expenses. To the extent that such expenditures are not followed by increased revenues, the Company's business, results of operations and financial condition could be materially and adversely affected.

  The Company's long-term strategic objectives are to: (i) continue to develop and improve its suite of voice recognition medical dictation products referred to herein as VC99, (ii) pursue strategic acquisitions of technology which will enable the Company to improve or expand its product offerings and provide a complete solution for the medical transcription market, (iii) pursue strategic acquisitions in the medical transcription area in order to establish a market for its medical transcription solutions through vertical integration, and (iv) add sales and technical support in new markets acquired through strategic acquisitions in the medical transcription area.

  CURRENT PRODUCT AND RELATIONSHIP TO VOICECOMMANDER 99: In the second quarter of 1998, the Company developed the Professional Edition of VOICECOMMANDER(TM)
4.0. ("VCPE") to meet the medical dictation needs of healthcare professionals. VCPE is currently being marketed and sold as a bundled package that includes, among other peripherals, a PC and a hand-held digital recorder. VCPE allows physicians to dictate and record patient notes on the hand-held digital recorder as they make their patient visits. The information is then downloaded to a pre-equipped PC where it is automatically transcribed, via voice recognition, to formatted text, with a high degree of accuracy and minimal transcriptionist intervention. VCPE has been sold since May 1998 as the solution to the in-house transcription needs of physicians.

  VCPE, sold to healthcare professionals and their companies, includes some of the functionality of the VOICECOMMANDER originally developed by AVRI for the general market, plus medical lexicons, custom designed medical forms templates and specific medical vocabularies to increase the professionals' rate of speech recognition. VCPE includes training and installation assistance from the Company's technical personnel, and generally sells for a unit price of under $15,000, including hardware. To date, a limited number of VCPE units have been sold due to both the recent introduction of this product and the Company's belief that it should offer what it views as the more complete solution to physicians' medical transcription needs prior to converting a customer to voice recognition.

  While VCPE can be a viable product in its own right, management believes that it should be but a portion of the entire medical transcription solution offered to its customers. Accordingly, the Company is finalizing the development of a suite of products that will provide healthcare professionals with a tool for secure internet based transcription and dictation services. The new suite of products, named VOICECOMMANDER(TM) 99 ("VC99"), will provide a completely mobile dictation solution designed to improve the quality and reduce the costs of healthcare information needs, through the use of voice recognition, handheld digital recording technology, and internet driven technologies. Where VCPE provides an in-house solution to the medical transcription needs of physicians, VC99 is intended to provide physicians with the choice of editing their medical records in-house through their own employees or communicating their data via the internet to AVRI for transcription and editing through the Company's staff of transcriptionists.

  To date, the Company has had limited revenues from sales of its products. However, the Company expects that in the foreseeable future it will derive substantially all of its revenues from sales of VC99 and related products and from fees for related services. As a result, any factors adversely affecting the sales of the VC99 line, such as increased price competition or the introduction of technologically superior products could have a material adverse effect on the Company. The Company's future financial performance will depend in significant part on its ability to develop and introduce new releases of VC99 with enhanced features and functionalities and related products. There can be no assurance that any such new releases or products will be successfully developed or achieve market acceptance.

  CURRENT SERVICES OFFERED: In March 1998, the Company began its expansion into the transcription segment of the healthcare industry by acquiring Transcription Resources ("TR") of Dallas, Texas. TR has a customer base of approximately 160 physicians in ten states with average monthly revenues during the prior twelve months of approximately $37,000. AVRI has determined not to introduce VCPE to the customers of TR, but rather to wait for the completion of VC99. To many, the change to voice recognition technology represents a significant change in their transcription methodology, and the Company believes the more complete solution represented by VC99 should be offered to these customers, rather than converting them to VCPE followed by VC99. While the revenues of TR are not significant, AVRI believes that operation of this segment of their business for the greater portion of 1998 has given the Company valuable experience that will prepare AVRI to pursue its acquisition strategy. Following the acquisition of TR, AVRI also gained the services of TR's former owner, Cathy Clemons, who now serves as the Company's Director of Transcription Operations. The Company expects that Ms. Clemons will play a major role for AVRI in integrating the transcription companies expected to be acquired by the Company.

  HISTORY OF THE COMPANY AND PRODUCT DEVELOPMENT: The Company's predecessor, Voice Technology Partners, L.P., a Texas limited partnership (the "Partnership"), was founded in 1994. On August 15, 1996, the Partnership was incorporated as a Delaware corporation. Thereafter, on December 11, 1996, the Company completed a share exchange with Summa Vest, Inc., a Utah corporation, which immediately thereafter changed its name to Applied Voice Recognition, Inc. The share exchange was accounted for as a reverse merger. On January 26, 1998, the Company reincorporated as a Delaware corporation. AVRI and its predecessors are referred to herein collectively as the "Company."

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

  In the second quarter of 1995, the Company completed development of the second version of VC, VOICECOMMANDER(TM) 2.0 ("VC2"). VC2 had similar features as VC1, but added certain applications such as a voice activated phone dialer, as well as additional pre-formatted forms and templates. VC2 was based upon Dragon Dictate, a discreet speech voice recognition software engine developed by Dragon. The Company introduced VOICECOMMANDER(TM) 3.0 ("VC3") in early 1996.
VC3 included several new applications, including voice activated e-mail and internet access. The Company continued to use Dragon products for the voice recognition software engine upon which VC3 was based. Given the Company's ongoing research and development efforts, the Company did not undertake an extensive sales and marketing effort regarding the VC1, VC2 and VC3 products, with the result that sales of these products were limited.

  In December 1996, the Company concluded negotiations with IBM for a nonexclusive original equipment manufacturing license (the "IBM License") for IBM's software engine, Voice Type. The Company shortly thereafter began a new development program utilizing Voice Type. Due to the relatively inexpensive cost of the IBM software engine, the IBM License allowed the Company to develop voice recognition applications, which could sell for significantly less than its
previous applications.   In 1997, IBM developed the ViaVoice software engine
which utilized continuous speech recognition technology in contrast to the earlier discreet speech engines. This continuous speech improvement eliminated the cumbersome requirement of pausing between words. In early 1997, the Company incorporated the ViaVoice software engine into its development program for the next generation of VC. VOICECOMMANDER(TM) 4.0 ("VC4"), which utilizes the ViaVoice engine, was demonstrated in September 1997, and subsequently released into the mass market in November 1997.

  All of the Company's current products now utilize the ViaVoice speech recognition technology from International Business Machines Corp. ("IBM"). The Company pays IBM a license fee for each unit of the Company's product that it sells. The Company believes that if IBM discontinued or was unable to manufacture or support ViaVoice or terminated its agreement with the Company that, with adequate time, the Company could develop its products to utilize speech technology from companies in addition to IBM, and the Company is currently in the process of developing products for this alternative technology. However, there can be no assurances that the Company will ever be able to successfully develop such products. If the Company is unable to utilize the ViaVoice technology, for any reason, and is unable to develop products capable of utilizing alternative technology, the Company's business, results of operations and financial condition would be materially adversely affected.

  For a brief period, the Company marketed VC4 through a combination of infomercials and catalogue sales. When this marketing effort resulted in low sales volumes, the Company decided to market VC4 through third-party retailers and distributors with established distribution systems and access to retail sales outlets, so that it could remain focused on the marketing and development of the professional edition of VC4 to the healthcare industry. A material part of AVRI's strategy in marketing VC4 through third-party retailers and distributors included an joint development and distribution agreement entered into with Voice It Worldwide, Inc. ("Voice It") in December 1997.

  At the time, Voice It was a manufacturer and distributor of digital handheld recorders to 5,000 points of retail distribution throughout the U.S., including major catalogue retailers such as Sharper Image and nationwide chain retailers
such as Staples and Kmart.   Pursuant to the agreement, Voice It purchased
50,000 VC4 software licenses from the Company for resale through its retail distribution points throughout the U.S. for an aggregate purchase price of $1 million and AVRI purchased 471,700 shares of Voice It's common stock for $500,000. In the opinion of the Company, Voice It breached its agreement with the Company by, among other things, failing to make the contractually agreed upon payments for the software licenses. In October, 1998, Voice It filed for Chapter 11 protection under the Federal Bankruptcy laws.

  In 1998, the Company's marketing focus centered on the Professional Edition of VOICECOMMANDER (TM) 4.0. This product is sold to the medical community through the Company's Houston based sales force.

  INDUSTRY BACKGROUND: The creation of written documents is a fundamental activity in the professional, business and governmental worlds. The traditional text creation methods, including handwriting, dictation or typing on a keyboard, suffer from limitations that can make the process inefficient, slow or inaccurate. Voice-activated text creation can provide significant productivity gains compared with the other methods now available, combining the speed of dictation with the advantages of immediate inspection and correction. The ability to create text through a voice-activated system can eliminate a material portion of traditional transcription and editing steps.

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

  The voice recognition industry saw dramatic developments in 1997. Several major software "engine" manufacturers, notably IBM and Dragon Systems, Inc. ("Dragon") introduced continuous speech versions of their speech to text products during 1997. Also, processing speeds of computer processors continued to increase and price to performance ratios continued to improve. Finally, the prices charged for the basic software engines to perform continuous speech recognition dropped to under $100 per license at the retail level.

  The ASR market has only recently begun to develop, and is characterized by rapidly changing technology, evolving industry standards and customer demands, and frequent new product introductions and enhancements. The ASR market is highly dependent upon the increased use of speech recognition technology and continued price and performance improvements in personal computers, as new generations of microprocessors are developed and introduced. The Company's future operating results will depend upon the emergence of ASR technology, the Company's ability to develop and improve its technology and the successful implementation of the Company's marketing plan.

  HEALTHCARE TRANSCRIPTION MARKET: In late 1997, the Company decided to focus its research and development efforts on developing and marketing VCPE to the healthcare transcription market. Transcription, in the healthcare market, is the process of reducing a physician's daily patient notes from a handwritten or recorded format to typewritten text. Currently, most healthcare transcription is performed by manually typing the doctors' notes. The notes are either transcribed in-house or transmitted by phone lines or courier to an outside service. According to the Medical Transcription Industry Association ("MTIA"), physicians in the U.S. are currently spending over $6.6 billion dollars per year on transcription. Whether it is performed in-house or outsourced to professional transcription services, most of the costs associated with transcription are attributable to labor in the form of typing and quality assurance. Therefore, the Company believes that utilizing voice recognition technology to eliminate the requirement of manual typing of data could significantly reduce the costs associated with transcription. The healthcare transcription market includes individual physicians, physician groups and hospitals. Many hospitals have their own in house transcription departments.

  MARKETING AND DISTRIBUTION STRATEGY: The Company's market strategy is to create an organization focused on developing and marketing VC99 to the healthcare transcription market. AVRI's marketing efforts are expected to be both though a Houston based marketing staff and through the transcription companies AVRI expects to acquire in various regions.

  SUPPORT SERVICES: Services offered by AVRI to assist its customers include in-house training programs, on-site installation and training, a hot line for telephone support during the maintenance period, on-line tutor programs for new users, and an extensive package of documentation. The Company has a site implementation program that is designed to assist professionals in planning the introduction of voice products into their departments. As part of this program, the Company's employees act as consultants, using their knowledge of how best to integrate the Company's products into a client's environment. AVRI anticipates that each market served by transcription companies acquired by AVRI will include its own technical support presence.

  Generally, the Company's products include a one-year warranty that the products will be free from defects in materials and workmanship and that the software will perform in accordance with applicable specifications. The Company is obligated to repair or replace, at its option, any products that do not meet the warranty. The Company also offers annual maintenance agreements for extended technical support.

  COMPETITION: As the Company implements its strategy of acquiring and operating medical transcription companies, it will expect to compete in a highly fragmented industry that is predominately populated by small, regional or local companies, with a limited number of national companies. It is estimated by MTIA that the total annual cost of transcribing medical records in the United States is greater than $6.6 billion. Of this amount, MTIA reports that approximately $1 billion is currently outsourced to medical transcription companies. This outsourced medical transcription market is highly competitive. Medical transcription companies provide transcription services offsite for a fee and use traditional dictation methodologies. These methods include transcribing from handwritten documents, tapes and over the phone line submission of dictation. According to the MTIA, there are over 1,500 companies providing medical transcription services in the United States; however, less than 30 of these companies have significant sales volume and a national or regional customer base. AVRI believes there are three industry leaders currently providing medical transcription services. Medquist Inc. is a public company whose revenues for the nine months ended September 30, 1998 were approximately $104,000,000. In addition, in September, 1998, Medquist signed a definitive agreement to acquire one of the other national medical transcriptions companies, MRC Group, Inc. The combined companies are expected to generate in excess of $260 million in current revenues by serving more than 1,400 major health care customers through a nationwide network of over 100 service centers and 6,000 medical transcriptionists. The other industry leader is Rodeer Systems, Inc., a privately held company, which owns and operates 30 offices in 12 states and employs over 900 transcriptionists. The Company believes that it will compete for clients on the basis of price, ability to customize services and the reliability, accuracy and turnaround time of transcribed reports. In addition to competition, the market available to the Company is limited by healthcare organizations that maintain in-house transcription departments.

  The market for automated speech recognition products and services is highly competitive. There are no substantial barriers to entry, and the Company expects that competition will continue to intensify. Although the Company believes that the diverse segments of the ASR technology market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. The Company believes that the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, functionality and features and quality of support. A number of companies offer competitive products addressing certain of the Company's target markets.

  The Company is not aware of any major direct competitors concentrating their efforts on offering a complete voice to text medical transcription solution that includes software, personalized training and vocabularies and a hand held dictation device. Generic voice to text software providers (IBM, Lernout and Hauspie, Dragon Systems, Phillips) are potential competitors in the medical transcription marketplace. In fact, several of these voice-recognition vendors currently offer packaged solutions to the healthcare marketplace; however, they do not offer an overall integrated voice recognition solution to end users that AVRI intends to offer.

  PATENTS, TRADEMARKS AND LICENSES: The Company regards its software as proprietary and relies on a combination of copyright and trade secret laws in attempting to protect its rights. The Company enters into software license agreements with end-users of its products which outlines the terms and conditions under which the Company's products can be used. Despite these precautions, it may be possible for unauthorized thirdparties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary.

     The Company has applied for four U.S. Patents on various aspects of its speech recognition technology, and three of the applications are pending. In September 1998, the Company's U.S. patent 5,812,977 was issued on a PC-based graphical user interface for voice applications. This patent covers the Company's graphical user interfaces ("GUI's") integrated with voice recognition technology as a primary interface for a PC. Additionally, it includes an intelligent, real-time help system that tracks what the user is attempting to accomplish and provides visual and/or vocal assistance. In June 1998, the Company's second application was allowed and all fees paid on U.S. Patent describing the use of voice recognition technology in the editing of documents. This patent covers the use of voice, combined with graphical navigation marks that allows a user to quickly and easily navigate and correct a document. There can be no assurance that any additional patents will be issued and, with respect to the patent already issued and any others that may in the future be issued, there can be no assurance that such patents will provide the Company with significant protection against competitors.

     The Company has been granted U.S. trademarks for each of APPLIED VOICE RECOGNITION, VOICECOMMANDER, CADCOMMANDER, and MIKE ROFONE (word mark). In addition the Company has applied for U.S. trademarks for SPEECHCOMMANDER, CONSOLECOMMANDER, LAWCOMMANDER, TELECOMMANDER, INFLIGHT-COMMANDER, miscellaneous designs of the Mike Rofone character, VoiceCOMMANDERLocator, GIVING PEOPLE POWER OVER TECHNOLOGY, It's About Time, Voice Experts, and StarCOMMANDER, all of which are pending. There can be no assurance that any further trademark registrations will be issued or, if issued, will provide the Company with significant protection against competitors.

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

     Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce any patent issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the scope and validity of the proprietary rights of others. Adverse findings in any proceeding could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and adversely affect the Company's ability to sell its products. The Company is not aware of any controversy leading to litigation relating to intellectual property issues. However, there can be no assurances that the products and services offered by the Company will not infringe on patent or other rights offered by others, licenses for which might not be available to the Company.

     GOVERNMENT REGULATION: The healthcare industry is subject to changing political, economic and regulatory influences that may affect the outsourcing arrangements of healthcare providers. Federal and state legislators have proposed programs to reform the United States healthcare system and other proposals are in the development stage. In general, these programs and proposals tend to emphasize managed care, seek to lower reimbursement rates and otherwise attempt to control the environment in which providers operate.

     In providing its services, the Company is subject to certain statutory, regulatory and common law requirements regarding the confidentiality of such medical information. The Company requires its personnel to agree to keep all medical information confidential and monitors compliance with applicable confidentiality requirements.

     Federal and state regulators are making increasing efforts to investigate claims of false billing for government reimbursement and have secured substantial payments from healthcare providers to resolve these claims. Because these claims often result from a lack of appropriate documentation to support billing, these government investigative efforts may stimulate a need for more comprehensive transcription services. Additionally, healthcare accreditation organizations and governmental authorities have begun to require more efficient transcription of patient medical records as part of the requirements for a hospital or other healthcare organization to receive and maintain its accreditation.

     It presently cannot be determined if any additional healthcare legislation or self-regulatory proposals (whether relating to reimbursement, accreditation, billing practices, confidentiality, the healthcare industry in general or otherwise) will be introduced, the form that any such legislation or proposals would take, whether such legislation or proposals would be enacted or adopted and, if enacted or adopted, what effect, if any, such legislation or proposals would have on the healthcare industry in general and the Company in particular.

OFFICERS' COMPENSATION

As of September 30, 1998, the year to date cash compensation of the Company's existing officers amounted to approximately $334,000. In addition to this, the Company's officers also received compensation in the form of 79,762 shares of the Company's common stock. Tim Connolly, the Chief Executive Officer of the Company, was paid approximately $120,000 in cash and received additional compensation in the form of 32,143 shares of the Company's common stock. According to a board resolution, the officers are restricted from trading the common stock issued to them without approval of The Board of Directors. To date, none of the officers have traded any of the stock received. Since the date the stock was issued through the date of this report, the stock value has decreased by approximately 60%.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

       3.1* Certificate of Designation for the Series C Preferred Stock as filed with the Delaware Secretary of State on July 30, 1998.

       4.1* Registration Rights Agreement between the Company and the Series C
            Preferred Stock Investors dated July 30, 1998.

      10.1* Investor Subscription Agreement between the Company and the Series
            C Preferred Stock Investors dated July 30, 1998.

      10.2* Placement Agreement between the Company and the Placement Agent for the Series C Preferred Stock investors dated July 30, 1998.

      10.4* First Amendment to Investor Subscription Agreement between the
            Company and the Series C Preferred Investors dated July 30, 1998.

      11.1  Robin P. Ritchie employment contract

      11.2  Milton A. Spiegelhauer employment contract

      12.1  Value Added Reseller Agreement

      27.1  Financial Data Schedule.

*  Filed with second quarter 10-QSB

(b) Reports on Form 8-K

None

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

November 16, 1998