Form 10KSB
period 1998-12-31
APPLIED VOICE RECOGNITION INC /DE/
filed 1999-03-31
CIK 780882

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                  FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 1998

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

     Title of Each Class    Name of Each Exchange on Which Registered
            None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                 COMMON STOCK,
                           PAR VALUE $.001 PER SHARE
                      ___________________________________
                                (Title of Class)
                      ___________________________________
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [X]    No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Issuer's revenues for the 12 months ended December 31, 1998 were $717,357. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on March 26, 1999 of $1.281 was $12,828,929. As of March 29, 1999, the Issuer had 16,089,491 shares of its common stock, par value $.001 per share (the "Common Stock"), outstanding.

Traditional Small Business Disclosure Format (check one):
Yes [_]    No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

The Issuer has incorporated its Proxy Statement for its 1999 Annual Meeting of Stockholders into Part III of this Form 10KSB.

                               TABLE OF CONTENTS

ITEM                                                                   Page
                                    PART  I

ITEM 1.  BUSINESS....................................................... 1
ITEM 2.  PROPERTIES.....................................................
ITEM 3.  LEGAL PROCEEDINGS..............................................
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............

                                    PART  II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS............................................
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS......................................
ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS..............................
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNT AND FINANCIAL DISCLOSURE............................

                                   PART  III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
         THE EXCHANGE ACT...............................................
ITEM 10. EXECUTIVE COMPENSATION.........................................
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.................................................
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...............................

This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding the Company's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations and acquisitions. Although the Company believes the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to have been correct. The ability to achieve the Company's expectations is contingent upon a number of factors which include (i) the Company's ability to produce and market its products in the healthcare transcription industry, (ii) effect of any current or future competitive products, (iii) ongoing cost of research and development activities, (iv) the retention of key personnel, and (v) capital market conditions. "e-DOCS.net(TM)" and "VoiceCOMMANDER(TM)" are our trademarks. This Report may contain trademarks and service marks of other companies.

                                    PART  I

ITEM 1.  BUSINESS

Company Overview

Applied Voice Recognition, Inc., d.b.a. e-DOCS.net (the "Company") is a growing provider of secure Internet and automated voice recognition transcription services to the healthcare industry. Using the recently released VoiceCOMMANDER 99 integrated voice recognition medical transcription solution, the Company automatically converts free-form medical dictation into electronically formatted patient records which healthcare providers use in connection with patient care and for other administrative purposes. The Company's outsource transcription services may enable clients to improve the accuracy of transcribed medical reports, reduce report turnaround times, shorten billing cycles and reduce overhead and other administrative costs. The Company believes that the electronic capture and delivery of free-form physician dictation are key components in the increasing implementation by healthcare providers of electronic medical record systems.

VoiceCOMMANDER 99, which was released in February 1999, is a medical dictation system that utilizes secure Internet communication, voice recognition, and traditional transcription methodology to improve the quality and reduce the cost of health care information systems. To gain market share and accelerate the adoption of this e-commerce product, the Company will provide a high-speed personal computer and the handheld VoiceCOMMANDER 99 system to our transcription subscribers at no cost. VoiceCOMMANDER 99's secure e-commerce medical transcription service utilizes voice recognition technology to pre-process the doctor's dictation into written text. It then encrypts and transmits both the doctor's original voice recording and the un-edited text via the Internet to the Company's server. The editing process is completed and reviewed for accuracy by the Company's transcriptionists, located throughout the United States and overseas in Manila, who return a re-encrypted, fully edited e-document to the doctor in 24 hours or less. In this manner, VoiceCOMMANDER 99 provides a mobile solution to the documentation of the patient encounter for the busy physician.

The Company believes that VoiceCOMMANDER 99, in conjunction with its transcription operations in Manila, will substantially lower the costs of producing medical transcription. The Company believes this to be a competitive advantage and is expanding its transcription pool in Manila due to lower costs of labor.

Company History

The Company's predecessor, Voice Technology Partners, L.P., a Texas limited partnership, was founded in 1994. In August 1996, the assets of the partnership were contributed to a Delaware corporation. Thereafter, in December 1996, the Company completed a share exchange with Summa Vest, Inc., a Utah corporation, which immediately thereafter changed its name to Applied Voice Recognition, Inc. The share exchange was accounted for as a reverse merger. In January 1998, the Company merged with and into its wholly-owned Delaware subsidiary in order to reincorporate as a Delaware corporation.

On December 31, 1998, Lernout & Hauspie Investment Company N.V. (LHIC) agreed to invest up to $8.75 million in the Company, subject to the achievement of certain performance criteria on the part of the Company. As of

March 22, 1999, LHIC had funded $5 million of this investment. The remainder may be invested at the option of LHIC. On February 8, 1999, the Company's Board of Directors voted to change the Company's name to e-DOCS.net, Inc. to clearly reflect its new focus on Internet and voice recognition based transcription services for physicians. Additionally, the Company changed its ticker symbol to EDOC. The Company will submit a proposal to amend its Certificate of Incorporation to its stockholders at its upcoming annual meeting.

Business Strategy

The Company's long-term strategic objectives are to establish itself as a leading provider of easy-to-use Internet and automated voice recognition transcription services to the healthcare industry and to use its automated voice recognition technology to create internal efficiencies and to enhance profitability.

The key elements of the Company's strategy include the following:

  Pursue Strategic Acquisitions. The Company intends to pursue acquisitions of transcription companies which expand its client base, management team, network of qualified transcriptionists or geographic presence, as well as acquisitions, joint ventures and other relationships which expand its technological expertise. The Company believes that it can capitalize on consolidation opportunities within the fragmented medical transcription industry and utilize its VoiceCOMMANDER 99 Internet medical transcription system to increase efficiency and reduce costs. Since the adoption of its acquisition strategy in early 1998, the Company has completed seven acquisitions of small regional medical transcription companies.

  Leverage Technology Leadership. The Company's VoiceCOMMANDER 99 medical transcription system and the Company's technological expertise enable it to provide a "state-of-the-art" transcription solution to the healthcare industry. The Company intends to continue to incorporate advances in technology to improve the efficiency of its operations, reduce costs, expand the breadth and functionality of its services and enhance its competitive position. In particular, the Company intends to use the Internet and its automated voice recognition system on its traditional transcription business in order to reduce errors, decrease turnaround time and reduce costs.

  Leverage Lower Labor Costs at Overseas Transcription Facilities. The Company believes that VoiceCOMMANDER 99, in connection with its transcription operations in Manila, will lower the costs of producing medical transaction. The Company believes these lower relative labor costs to be a significant current competitive advantage and is expanding its transcription pool in Manila in order to reduce labor costs Company-wide.

  Expand Existing Client Relationships. The Company intends to expand the existing client relationships of the acquired companies. The Company will offer to install complete computer systems and handheld dictation devices at no additional costs. Each client will be asked to sign a three year contract to allow the Company to recoup the front end costs of the VoiceCOMMANDER 99 system through savings in labor, communication and delivery costs. In return for this commitment, the client will receive a fixed transcription cost per line the for three year term of the contract.

  Extend Current Client Base. The Company is seeking to extend its base of traditional clients and to pursue new clients such as health maintenance organizations, out-patient clinics and physician practice groups which the Company believes will represent a growing percentage of the available market. Based upon input from new clients, the Company believes that references from its existing client base represent a key component of its sales and marketing efforts. In order to gain market share and accelerate the adoption of its VoiceCOMMANDER 99 medical transcription system, the Company is currently providing a high-speed personal computer and a handheld digital dictation device to its transcription subscribers at no cost.

Transcription Company Acquisitions

In March 1998, the Company began its expansion into the healthcare transcription industry by acquiring Transcription Resources of Dallas, Texas ("TR"). The operation of TR during 1998 provided the Company with valuable industry experience which enabled the Company to develop its VoiceCOMMANDER 99 integrated solution and to formulate its acquisition plan. Since March 1998, the Company has acquired six additional traditional transcription companies in various markets in the U.S. and the Philippines. Part of the Company's strategic business plan is to continue to seek out and acquire additional existing medical transcription companies in major markets throughout the U.S. Once the Company has acquired a medical transcription company in a particular market, it plans to add sales personnel and to focus efforts on building sales within the new markets as well as converting customers of the acquired companies to the VoiceCOMMANDER 99 suite of products.

The following table describes the Company's recent acquisitions in the healthcare transcription industry:

Company                          Date of Acquisition        Metropolitan Area
---------------------------------------------------------------------------------
Transcription Resources         March 17, 1998          Dallas, Texas

Cornell Transcription, Inc.     December 1, 1998        New York, New York,
                                                        and Miami, Florida

Outsource Transcription         December 1, 1998        Manila, Philippines
Philippines, Inc.

Linda R. Wilhite                December 31, 1998       Denver, Colorado
 Transcription

Reyna Transcriptions, Inc.      February 22, 1999       Richmond, Texas

PRN Transcription, Inc.         February 22, 1999       Tyler, Texas

AM Transcription, Inc.          February 26, 1999       Richardson, Texas


Industry Overview

Voice Recognition Industry

The creation of written documents is a fundamental activity in the professional, business and governmental worlds. The traditional text creation methods, including handwriting, dictation or typing, suffer from limitations that can make the process inefficient, slow and inaccurate. Text creation through automated speech recognition ("ASR") can provide significant productivity gains compared with other methods, combining the speed of dictation with the advantages of immediate inspection and correction. The ability to create text through a voice-activated system can eliminate a material portion of traditional transcription and editing steps.

Although research into the uses of ASR has been conducted for over 20 years, practical uses of the technology have only manifested recently. The two technological breakthroughs which have allowed practical application of voice recognition to every day business activities are (i) the increase in processing speed of the computer chip, and (ii) the development of software "engines" that allow continuous speech to be interpreted without pauses between words. These software engines are programs that interact with the user's computer and interpret the human voice into written text. The Company's early research and development efforts focused on writing the computer programs or applications that interface between the engine and the computer user to make the computer user's job easier or more efficient.

The ASR industry saw dramatic developments in 1997 and 1998. Several major software engine manufacturers, notably IBM and Dragon introduced continuous speech versions of their ASR products during 1997. Also, processing speeds of computer processors continued to increase, and price to performance ratios continued to improve. Finally, the prices charged for the basic software engines to perform continuous speech recognition dropped to under $100 per license at the retail level. As a result, the market for ASR products has only recently begun to develop, and is characterized by rapidly changing technology, evolving industry standards and customer demands, and frequent new product introductions and enhancements. The ASR market is highly dependent upon the increased use of speech recognition technology and continued price and performance improvements in personal computers, as new generations of microprocessors are developed and introduced. The Company's future operating results will depend upon the emergence of ASR technology, the Company's ability to develop and improve its technology, and the successful implementation of the Company's strategic business plan.

The market for ASR products and services is highly competitive. There are no substantial barriers to entry, and the Company expects that competition will continue to intensify. Although the Company believes that the diverse segments of the ASR technology market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. The Company believes that the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, functionality and features, and quality of support. A number of companies offer competitive products that address the healthcare transcription target market of the Company.

Healthcare Transcription Industry

In late 1997, the Company decided to focus its research and development efforts on developing and marketing its ASR products specifically for the healthcare transcription market. Transcription, in the healthcare market, is the process of reducing a physician's daily patient notes from a handwritten or recorded format to typewritten text. Currently, most healthcare transcription is performed by manually typing the doctors' notes. The notes are either transcribed in-house or transmitted by phone lines or courier to an outside service. According to the Medical Transcription Industry Alliance ("MTIA"), physicians in the U.S. are currently spending over $6.6 billion dollars per year on transcription. Whether it is performed in-house or outsourced to professional transcription services, most of the costs associated with transcription are attributable to labor in the form of typing and quality assurance. Therefore, the Company believes that utilizing ASR technology to eliminate the requirement of manual typing of data could significantly reduce the costs associated with transcription. The healthcare transcription market includes individual physicians, physician groups and hospitals. Many hospitals have their own in-house transcription departments.

Products and Services

VoiceCOMMANDER 99

In February 1999, the Company launched VoiceCOMMANDER 99, which is an integrated Internet based ASR product designed specifically for the healthcare transcription market. VoiceCOMMANDER 99 provides a completely mobile dictation solution designed to improve the quality and reduce the costs of healthcare information needs, through the use of automated voice recognition, hand-held digital recording technology, and encrypted Internet document delivery. VoiceCOMMANDER 99 provides physicians and other healthcare professionals with the choice of editing their medical records in-house or communicating their data via the Internet to the Company for transcription and editing.

VoiceCOMMANDER 99 is a medical dictation system that utilizes secure Internet communication, voice recognition, and traditional transcription methodology to improve the quality and reduce the cost of health care information systems. Physicians using VoiceCOMMANDER 99 will be provided a hand-held digital recorder that automatically downloads speech into a computer for conversion to text. The printed text is then edited and reviewed for accuracy in-house by either the physician or his staff or off-site by the Company's transcriptionists. VoiceCOMMANDER 99 provides a mobile solution to note-taking for the busy physician.

The following are the key characteristics and features of the VoiceCOMMANDER 99:

 . Utilizes inexpensive Internet connectivity to replace most of the long distance calling;

 . Employs sophisticated encryption technology to ensure protection of sensitive information;

 . Employ's hand held digital recorders to allow the Doctor flexibility in this dictation;

 . Interface to handheld devices is modular to allow the adoption of improved devices such as Windows CE when they emerge;

 . Is built with industry standard tools from Microsoft and Oracle to ensure stability;

 . Is architected around agent technology to allow the product to be scaled efficiently;

 .  Employ's voice recognition technology from the industry leader IBM; and

 . Is designed to allow integration of improved voice recognition technology when it becomes available.

The Company intends to use the technological enhancements of VoiceCOMMANDER 99 with the benefits of lower relative labor costs overseas in our Manila transcription facility to increase its profit margin while providing physicians with enhanced service, reduced turnaround time and lower costs for medical transcription. Current transcription labor rates can be as much as 70% of gross revenue. In conjunction with the cost savings generated using the Internet, voice recognition and overseas transcriptionists, the Company believes labor costs can be significantly reduced over the next three years.

To date, the Company has had limited revenues from sales of VoiceCOMMANDER 99 and related ASR transcription services. However, the Company expects that in the foreseeable future it will derive substantially all of its revenues from fees generated by its ASR and traditional transcription services and from sales of VoiceCOMMANDER 99 and related products. As a result, any factors adversely affecting the sales of the VoiceCOMMANDER 99 line, such as increased price competition or the introduction of technologically superior products could have a material adverse effect on the Company. The Company's future financial performance will depend in significant part on its ability to develop and introduce new releases of VoiceCOMMANDER 99 with enhanced features and functionalities and related products. There can be no assurance that any such new releases or products will be successfully developed or achieve market acceptance.

As a result of the implementation of VoiceCOMMANDER 99 and the related strategy, the Company has increased its spending in research and development, sales and marketing, and general and administrative expenses. To the extent that such expenditures are not followed by increased revenues, the Company's business, results of operations and financial condition could be materially and adversely affected.

Product Development History

Upon its formation in 1994, the Company was a development stage company, primarily engaged in the development of its first voice recognition application, VoiceCOMMANDER. VoiceCOMMANDER is one of the first office programs to use voice recognition as a cost-reducing and labor-saving desktop tool for computer users. The first version of VoiceCOMMANDER, VoiceCOMMANDER 1.0, was developed using software licensed from Kurzweil Applied Intelligence, Inc. ("Kurzweil"), and allowed the user to perform basic word processing tasks through the use of voice commands, such as dictating letters and faxes, using a self contained contact manager and pre-formatted templates. The Kurzweil software engine upon which VoiceCOMMANDER 1.0 was based was a discreet speech voice recognition component. The discreet speech concept required the user to pause briefly between words, which limited dictation speeds to between 35 and 50 words per minute. Kurzweil is now owned by Lernout & Hauspie Speech Products.

In the second quarter of 1995, the Company completed development of the second version of VoiceCOMMANDER, VoiceCOMMANDER 2.0. VoiceCOMMANDER 2.0 had similar features to VoiceCOMMANDER 1.0, but added certain applications such as a voice activated phone dialer, as well as additional pre-formatted forms and templates. VoiceCOMMANDER 2.0 was based upon Dragon Dictate, a discreet speech voice recognition software engine developed by Dragon Systems, Inc. ("Dragon"). The Company introduced VoiceCOMMANDER 3.0 in early 1996. VoiceCOMMANDER 3.0 included several new applications, including voice activated e-mail and Internet access. The Company continued to use Dragon products for VoiceCOMMANDER 3.0's voice recognition software engine. Given the Company's ongoing research and development efforts, the Company did not undertake an extensive sales and marketing effort regarding these earlier versions of its VoiceCOMMANDER products, with the result that sales of these products were limited.

In December 1996, the Company concluded negotiations with International Business Machines Corp. ("IBM") for a nonexclusive original equipment manufacturing license (the "IBM License") for IBM's software engine, Voice Type. The Company shortly thereafter began a new development program utilizing Voice Type. Due to the relatively inexpensive cost of the IBM software engine, the IBM License allowed the Company to develop voice recognition applications that could be sold for significantly less than previous applications. In 1997, IBM developed the ViaVoice software engine which utilized continuous speech recognition technology in contrast to the earlier discreet speech engines. This continuous speech improvement eliminated the cumbersome requirement of pausing between words. In early 1997, the Company incorporated the ViaVoice software engine into its development program for the next generation of VoiceCOMMANDER.

VoiceCOMMANDER 4.0, which utilized the ViaVoice engine, was demonstrated in September 1997, and subsequently released into the mass market in November 1997.

For a brief period, the Company marketed VoiceCOMMANDER 4.0 through a combination of infomercials and catalogue sales. When this marketing effort resulted in low sales volumes, the Company decided to market VoiceCOMMANDER 4.0 through third-party retailers and distributors with established distribution systems and access to retail sales outlets, so that it could remain focused on the marketing and development of a professional edition of VoiceCOMMANDER 4.0 for the healthcare industry.

A material part of the Company's strategy in marketing VoiceCOMMANDER 4.0 through third-party retailers and distributors included a joint development and distribution agreement entered into with Voice It Worldwide, Inc. ("Voice It") in December 1997. At the time, Voice It was a manufacturer and distributor of digital hand-held recorders to 5,000 points of retail distribution throughout the U.S., including major catalogue retailers such as Sharper Image and nationwide chain retailers such as Staples and Kmart. Pursuant to the agreement, Voice It purchased 50,000 VoiceCOMMANDER 4.0 software licenses from the Company for resale through its retail distribution points throughout the U.S. for an aggregate purchase price of $1 million, and the Company purchased 471,700 shares of Voice It's common stock for $500,000. In the opinion of the Company, Voice It breached its agreement with the Company by, among other things, failing to make the contractually agreed upon payments for the software licenses. See "Item 3. Legal Proceedings" below. In October, 1998, Voice It filed for Chapter 11 protection under the Federal Bankruptcy laws.

In the second quarter of 1998, the Company's marketing focus centered on the Professional Edition of VoiceCOMMANDER 4.0 (the "Professional Edition"). The Professional Edition was specifically designed to meet the medical dictation needs of healthcare professionals. However, unlike VoiceCOMMANDER 99, the Professional Edition was only sold as a stand alone unit which was primarily used by healthcare professionals to process their in-house transcription needs. The Professional Edition was marketed and sold as a bundled package that included, among other peripherals, a PC and a hand-held digital recorder. This product was sold to the medical community through the Company's Houston based sales force. The Professional Edition allowed physicians to dictate and record patient notes on the hand-held digital recorder as they make their patient visits. The information was then downloaded to the pre-equipped PC where it was automatically transcribed, via ASR technology, to formatted text, with a high degree of accuracy and minimal transcript intervention. Professional Edition was been sold since May 1998 as the solution to the in-house transcription needs of physicians.

The Professional Edition included some of the functionality of the earlier versions of VoiceCOMMANDER developed for the general market, but further included medical lexicons, custom designed medical forms templates, and specific medical vocabularies to increase the rate of speech recognition. The Professional Edition included training and installation assistance from the Company's technical personnel, and generally sold for a unit price (including hardware) of under $15,000. Its features are included in VoiceCOMMANDER 99 and will continue to be sold as an option to customers requesting an "in house" medical transcription solution.

Following four years of VoiceCOMMANDER application development and targeting the general retail market, the Company, in February 1999, released VoiceCOMMANDER 99 to the healthcare transcription market.

All of the Company's current products now utilize the ViaVoice speech recognition technology from IBM. The Company pays IBM a license fee for each unit of the Company's product that it sells. The Company believes that if IBM discontinued or was unable to manufacture or support ViaVoice or terminated its agreement with the Company that, with adequate time, the Company could develop its products to utilize speech technology from other companies in addition to IBM, and the Company is currently in the process of developing products for this alternative technology. Following the investment of $5 million by LHIC, the Company agreed to use Lernout & Hauspie Speech Products (LHSPF) technology when it has the same or greater features than the current IBM technology utilized by the Company. However, there can be no assurances that the Company will ever be able to successfully develop such products. If the Company is unable to utilize the ViaVoice technology, for any reason, and is unable to develop products capable of utilizing the LHSPF technology, the Company's business, results of operations and financial condition would be materially adversely affected.

Traditional Transcription Services

In addition to the provision of ASR electronic data transcription to the Company's VoiceCOMMANDER 99 subscribers, the Company currently generates a substantial portion of its revenues from the provision of traditional transcription services to clients through the Company's recently acquired transcription companies. The Company's traditional transcription business provides a computer-based service for transcription of physician dictation. While its service arrangements vary by customer, some of which require transcription to be performed on-site, these services are primarily provided from remote locations utilizing telecommunications capabilities. As a result, many of its transcription employees are able to work as "telecommuters" using networked computers in their homes. The Company currently has seven transcription centers including the Company's center in Manila, Philippines.

The Company is typically paid for its transcription services per line transcribed. Where transcription services are included as part of the services provided in the Company's VoiceCOMMANDER 99 contracts, the services are provided internally by the Company's transcription operations as part of the overall VoiceCOMMANDER 99 services. The Company seeks wherever possible to cross-market its transcription services with its VoiceCOMMANDER 99 services.

Support Services

The Services offered by the Company to assist its customers include in-house training programs, on-site installation and training, a hotline for telephone support during the maintenance period, on-line tutorial programs for new users, and an extensive package of documentation. The Company has a site implementation program that is designed to assist professionals in planning the introduction of voice products into their departments. As part of this program, the Company's employees act as consultants, using their knowledge of how best to integrate the Company's products into a client's environment. The Company anticipates that each market served by transcription companies acquired by the Company will include its own technical support.

The Company also provides consulting services to customers including Lernout & Hauspie Speech Products for interface development, specialized vocabularies, and specific projects related to necessary customization, utilization of our services, or future product features.

Generally, the Company's products include a three-year warranty that the products will be free from defects in materials and workmanship and that the software will perform in accordance with applicable specifications. The Company is obligated to repair or replace, at its option, any products that do not meet the warranty. The Company also provides maintenance agreements for technical support during this period.

Marketing and Distribution Strategy

The Company's marketing strategy is to create an organization focused on selling the VoiceCOMMANDER 99 system to the healthcare transcription market. The Company's marketing efforts are currently done through a Houston based marketing staff and through each of the recently acquired transcription companies. The Company intends to acquire additional medical transcription companies in a variety of markets in the United States. Once the Company has acquired a medical transcription company in a particular market, the Company will train existing personnel at each location and focuses their efforts on building sales within each new market as well as converting customers of the acquired company to the VoiceCOMMANDER 99 system. Although, the Company has had limited success to date, there is no assurance that the Company will be successful in inducing customers of any of the acquired medical transcription companies to switch from their existing methods of transcribing medical records to those of the VoiceCOMMANDER 99 suite of products. The Company also intends to explore opportunities to provide VoiceCOMMANDER 99 to the physician base on a large scale through large preferred provider organizations. The Company will continue to search for ways to expand through these "high leverage" relationships.

Competition

Healthcare Transcription Services Market

As the Company implements its strategy of acquiring and operating medical transcription companies, it will compete in a highly fragmented industry that is predominately populated by small, regional or local companies, with a limited number of national companies. It is estimated by MTIA that the total annual cost of transcribing medical records in the United States is greater than $6.6 billion. Of this amount, MTIA reports that approximately $1 billion is currently outsourced to medical transcription companies.

The transcription services industry remains highly fragmented and primarily consists of small, local or regional companies. As a result, the Company competes with a large number of third-party transcription companies that offer services similar to its and target the same customers and qualified transcriptionists. In addition, there are several large national transcription service providers: Medquist, Inc. (which recently acquired MRC Group, Inc., another large transcription service provider), EDIX, Transcend Services, Inc., Harris Corp. and Rodeer Systems, Inc. These competitors have significantly greater resources than the Company.

These medical transcription companies provide transcription services offsite for a fee and generally use traditional dictation methodologies. Those methods include transcribing from handwritten documents, tapes and submissions via phone lines. According to the MTIA, there are over 1,500 companies providing medical transcription services in the United States; however, less than 30 of these companies have significant sales volume and a national or regional customer base.

The Company believes that its ability to compete depends upon many factors within and outside of the Company's control, including the timing and market acceptance of its new VoiceCOMMANDER 99 ASR related transcription services and other service enhancements developed by the Company and its competitors, service quality, performance, price, reliability, customer service and support and ability to attract qualified transcriptionists. In addition, the potential exists for large companies that do not currently provide transcription services, but which currently provide other services to the healthcare industry, to enter the transcription services field. For example, IDX Systems Corporation ("IDX") recently announced the planned acquisition of EDIX Transcription, one of the Company's larger competitors. IDX is a provider of health care information services and stated that it will acquire EDIX because of perceived synergies of the medical transcription business (data input) and health information management businesses and is an example of an existing company that could and has become a competitor. Such potential competitors could have substantially greater financial, technical and marketing resources than the Company. As a result, such potential competitors, if they were to enter the transcription business, could be able to respond more quickly to evolving technological developments, changing customer needs or emerging technical standards or to devote greater resources to the development, promotion or sale of their services.

The Company's services also compete with the in-house transcription staffs of the Company's potential customers. While the Company believes that its growth and earnings will benefit from the outsourcing by healthcare providers of non-patient care functions, including transcription services, the current trend could change direction and cause healthcare providers to bring all or some of those services in-house. In addition, competition may increase due to consolidation of transcription companies. Increased competition may result in price reductions for the Company's services, reduced operating margins and an inability to increase the Company's market share, any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is not aware of any major direct competitors concentrating their efforts on offering a complete voice-to-text medical transcription solution that includes software, personalized training and vocabularies, and a hand-held dictation device. Generic voice to text software providers (such as IBM, Lernout and Hauspie, Dragon Systems, Phillips) are potential competitors in the medical transcription marketplace. In fact, several of these voice-recognition vendors currently offer packaged solutions to the healthcare marketplace; however, they do not offer an overall integrated voice recognition solution to end users that the Company is offering.

Healthcare Related ASR Products Market.

The market for healthcare related ASR products and services is also highly competitive. There are no substantial barriers to entry, and the Company expects that competition will continue to intensify. Although the Company believes that the healthcare related ASR technology market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may ultimately dominate this market. The Company believes that the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, functionality and features and quality of support.

A number of companies offer competitive products addressing the Company's target markets. The primary competitors of the Company's products and services are IBM, L&H, Philips and Dragon. In the future, the Company may encounter additional competition from new input/control devices as yet undeveloped. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. Competition from licensees of our products and technology may also adversely affect the Company. The Company's competitors may develop healthcare related ASR products and services that are superior to those of the Company or that may achieve greater market acceptance than its offerings. Moreover, a number of the Company's current customers have established relationships with certain of the Company's competitors and future customers may establish similar relationships. The Company may not be able to compete successfully against its current or future competitors or competitive pressures may have a material adverse effect on the Company's business, financial condition and results of operations.

Government Regulation

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

Federal and state regulators are making increased efforts to investigate claims of false billing for government reimbursement and have secured substantial payments from healthcare providers to resolve these claims. Because these claims often result from a lack of appropriate documentation to support billing, these government investigative efforts may stimulate a need for more comprehensive transcription services. Additionally, healthcare accreditation organizations and governmental authorities have begun to require more efficient transcription of patient medical records as part of the requirements for a hospital or other healthcare organization to receive and maintain its accreditation.

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

Intellectual Property

Patents

The Company regards its software as proprietary and relies on a combination of copyright and trade secret laws in attempting to protect its rights. The Company enters into software license agreements with end-users of its products that outline the terms and conditions under which the Company's products can be used. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary.

The Company has applied for five U.S. Patents on various aspects of its speech recognition technology, and three of the applications are pending. In September 1998, the Company's U.S. patent 5,812,977 was issued on a PC-based graphical user interface for voice applications. The patent covers the Company's graphical user interfaces ("GUI's") integrated with voice recognition technology as a primary interface for a PC. Additionally, it includes an intelligent, real-time help system that tracks what the user is attempting to accomplish and provides visual and/or vocal assistance.

In February 1999, the Company's second U.S. Patent 5875429 was issued. This patent covers the use of voice, combined with graphical navigation marks, that allows a user to quickly and easily navigate and edit a document.

The Company has filed a third patent application for the voice activation of popular games of chance. The gaming industry in places like Las Vegas has moved increasingly to computerized games of chance. The Company's management believes that the next logical step is to add voice recognition technology to those games. The resultant games would not only respond to the user's voice, but could converse with the player to enhance the entertainment experience. The patent office challenged this patent siting prior inventions that would logically lead to this technology. As this patent does not relate to the companies core business it was decided not to pursue it further.

The fourth patent concerns the voice activation of direction giving kiosks. These purpose-built kiosks would utilize voice recognition technology and voice response to allow users to be easily guided from the kiosk location to the location of their choice. The resultant directions and/or maps would also provide related information such as coupons for shopping or advertisements for related products.

The final patent describes a voice operated inventory system for the airline industry. This wearable unit would be worn by the flight attendants, on their belt, while they were serving drinks or renting headsets. The flight attendant would simply say "Seat 3C, one Scotch," into the microphone, and the system would generate a bill internally and debit inventory. The flight attendant would then swipe the customer's credit card. All transactions would be held in memory until landing when the unit would be plugged into a master system to reconcile all transactions.

The patent process is lengthy and complex. Each patent must go through rigorous examination and may involve amplifying submissions. The company reserves the right, based upon response from the patent office, to abandon efforts on patents that are deemed to not warrant further investment of company resources. There can be no assurance that any patents will be issued or, if issued, will provide the Company with significant protection against competitors. The Company's current intention is not to development products resulting from existing intellectual property rights the Company might have, except to the extent such rights relate to VoiceCOMMANDER 99. However, the Company may seek to sell or license such rights in the future.

Certain of the Company's competitors have obtained, and the Company believes that certain of its competitors are seeking, patent protection on various aspects of their speech recognition technology. Many of the Company's competitors have significantly greater resources than the Company. The Company believes that, because of the rapid pace of technological change in the software industry, factors such as the technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position than are the various legal protections of its technology.

Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce any patent issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others. Adverse findings in any proceeding could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties, and adversely affect the Company's ability to sell its products. The Company is not aware of any controversy leading to litigation relating to intellectual property issues. However, there can be no assurances that the products and services offered by the Company will not infringe on patent or other rights of others, for which licenses might not be available to the Company.

Trademarks

The Company has been granted U.S. Trademarks for each of APPLIED VOICE RECOGNITION, VoiceCOMMANDER, CADCOMMANDER, and MIKE ROFONE (word mark). In addition the Company has applied for U.S. trademarks for SPEECHCOMMANDER, CONSOLECOMMANDER, LAWCOMMANDER, TELECOMMANDER, INFLIGHT-COMMANDER, miscellaneous designs of the Mike Rofone character, VoiceCOMMANDER Locator, GIVING PEOPLE POWER OVER TECHNOLOGY, It's About Time, Voice Experts, and StarCOMMANDER, all of which are pending. There can be no assurance that any further trademark registrations will be issued or, if issued, will provide the Company with significant protection against competitors.

Employees

As of March 1, 1999, the Company had approximately 174 employees, 34 of which are located in its corporate headquarters in Houston, Texas, 44 are located at branch locations in Texas, Florida, New Jersey and Colorado and 96 are located in the Philippines. Of the 34 headquarters employees, 16 are administrative, 9 are technical support and the balance are in sales and marketing. At its branches in the United States, the Company employs 17 management, quality assurance and administrative personnel and 27 transcriptionists. The Philippines operation is located in Manila and employs 18 management, quality assurance and administrative personnel and 78 transcriptionists.

In addition, 76 people provide transcription services to the company from their homes. The Company treats it's at home transcriptionists as contract employees and compensates them based upon their performance. None of the Company's employees are represented by a labor union and the Company considers its relations with its employees and at home transcriptionists to be good.

Item 2.  Properties and Equipment

As of December 31, 1998, the Company did not own any real property. The Company leases office space for its headquarters in Houston, Texas, for its United States branches in Hackensack, New Jersey, Miami, Florida, Dallas and Tyler Texas, Denver, Colorado and an offshore transcription production facility in Manila, the Philippines. The headquarters office, located at 4615 Post Oak Place, Suite 111, Houston, Texas consists of approximately 8,300 square feet at a basic rental rate of approximately $9,250 per month. Approximately one-half of the space is leased on a month-to-month basis while the remainder is subject to an office lease, which expires on April 30, 2000.

The Company's typical branch office ranges from 1,000 to 2,500 square feet and lease terms vary from month to month to 2 years remaining on the lease.
Existing lease space in the Philippines is approximately 3,500 square feet and is rented on a month to month basis. As of March 1999, the Company has acquired additional branch operations in Houston, Dallas and Tyler, Texas and is in the process of consolidating its previously acquired Dallas operation into its newly acquired branch in that city. The newly acquired Houston location will be consolidated into the Company's Houston headquarters offices. The Tyler facility, which will not be consolidated, consists of approximately 2,200 square feet and approximately 2 years remain on that lease commitment.

The Company is currently in negotiations to lease larger facilities in the Philippines and may need additional office space in Houston, Texas for its headquarters operations in the near future. The Company believes that with the exception of its operations in the Philippines and its Houston headquarters that existing facilities provide adequate office space for current operations. Should the Company need to move or expand its branch operations, adequate office space is available and minimal leasehold improvements are required in order to open a new branch facility.

The Company has a significant investment in the latest in personal computer hardware and software technology, which is required to develop and maintain its sophisticated software products, as well as being available for demonstrations in-house and at trade shows. The Company also owns personal computers and printers that are used by its sales and administrative staff. The approximate investment in computer hardware and software currently utilized by the Company is $625,750 and the approximate investment in all other tangible fixed assets currently utilized by the Company is $252,224.

Item 3.  Legal Proceedings

The Company is the defendant in one case that was filed September 25, 1998 that relates to a contract entered into by Applied Voice Technologies Partners, Ltd., a predecessor of the Company. The aggregate amount claimed pursuant to this lawsuit is $150,881; however, discovery has not begun. The Company believes that its potential liability should not exceed $100,000. While the Company also recently sought arbitration in a matter relating to its agreements with Voice It (see "Company Overview" above), that matter was stayed as a result of the recent bankruptcy of Voice It. The Company has written off all receivables due to the Company from Voice It and written off the value of its investment in Voice It. There is no other litigation pending or, to the knowledge of the Company, threatened to which the Company or its property is subject to or to which the Company may be a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did submit any matters during the fourth quarter of the year covered by this report to a vote of the security holders through the solicitation of proxies or in any other manner.

                                    PART  II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

On February 5, 1997, the Company's Common Stock began trading on the Over-the-Counter Bulletin Board (the "OTCBB") under the symbol "AVRI." On February 8, 1999 the Company's Board of Directors voted to change the Company's name to e-DOCS.net, Inc. to clearly reflect its new focus on Internet and voice recognition based transcription services. Additionally, the Company changed its ticker symbol to EDOC on February 23, 1999. The Company will submit a proposal to amend its Certificate of Incorporation to formally change its corporate name to e-DOCS.net, Inc. to its stockholders at its upcoming annual meeting.

The following table shows, for the periods indicated, the high and low closing bid prices of the Company common stock as reported by the OTCBB. Any market for the common stock should be considered sporadic, illiquid and highly volatile. Prices reflect inter-dealer quotations, without adjustment for retail markup, markdowns or commissions, and may not represent actual transactions. The Company's common stock did not begin trading on the OTCBB until February 5, 1999. The stock's trading range since listing on the OTCBB is as follows:

                    1997             HIGH     LOW
                    ----             ----     ---

                    1st Quarter      $4.125   $2.500
                    2nd Quarter      $4.000   $2.500
                    3rd Quarter      $3.718   $2.562
                    4th Quarter      $6.125   $2.750

                    1998             HIGH     LOW
                    ----             ----     ---

                    1st Quarter      $3.812   $1.750
                    2nd Quarter      $3.312   $0.875
                    3rd Quarter      $1.875   $0.450
                    4th Quarter      $1.531   $0.625

As of March 26, 1999 there were 16,089,491 shares of Common Stock issued and outstanding and approximately 306 holders of record of the Common Stock. In addition, the Company has approximately 1,963 additional beneficial shareholders. The Company has neither declared nor paid any dividends on the Common Stock since its inception and presently anticipates that no dividends will be declared in the foreseeable future. Any future dividends will be subject to the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the operating and financial condition of the Company, its capital requirements, debt obligation agreements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on the Common Stock will be paid in the future.

Recent Sales of Unregistered Securities

The following sales of unregistered securities occurred during the year ended December 31, 1998 in private transactions, which were not included in an earlier Form 10-QSB. For these sales, the Company relied on the exemption from registration available under Section 4(2) of the Securities Act of 1993, as amended (the "Securities Act"), unless otherwise indicated:

Series A Preferred Stock

On December 4, 1998, the Company issued 683,100 shares of common stock upon the conversion of 126,500 shares of the Series A Preferred Stock by Entrepreneurial Investors, Ltd. ("EIL"), the holder of the Company's Series A Preferred Stock. As of December 31, 1998, the Company had declared and paid stock dividends to EIL, totaling

70,217 shares of common stock. The Company relied upon the exemption provided by
Section 3(a)(9) under the Securities Act for these issuances.

Series B Preferred Stock

On four occasions during the months of July and August, the Company issued shares of common stock when the holders of the Company's Series B Preferred Stock (the "Series B Investors") exercised their conversion rights and converted 715 shares of the Series B Preferred Stock for 1,147,171 shares of the Company's common stock. Upon conversion, the Series B Investors received stock dividends amounting to 22,812 shares of common stock. The Company relied upon the exemption provided by Section 3(a)(9) under the Securities Act for these issuances.

On March 11, 1998, the Company completed a $3,000,000 private placement by the issuance of 3,000 shares of Series B Convertible Preferred Stock. These shares have a par value of $.10 and were priced at $1,000 per share and were sold to two accredited investors ("Series B Investors").

In connection with this placement, an option to purchase 150,000 shares of common stock was granted to Continental Capital & Equity Corporation for investor relations services.

Series C Preferred Stock

On November 12, 1998, the Company issued shares of Common Stock when certain of the Series C Preferred Stockholders (the "Series C Investors") converted 78,250 of the Series C Preferred Stock for 782,500 shares of the Company's common stock. As of December 31, 1998, the Company had declared and paid stock dividends, to the Series C Investors, totaling 25,225 shares of common stock. In addition, on January 1, 1999, the Company declared a stock dividend totaling 14,556 shares to the Series C Investors. The Company relied upon the exemption provided by Section 3(a)(9) under the Securities Act for these issuances.


Series D Preferred Stock

On December 31, 1998, the Company entered into a Series D Preferred Stock and Warrant Purchase Agreement to sell up to 5,000 shares of Series D Convertible Preferred Stock to LHIC. These shares have a par value of $.10 and were priced at $1,000 per share and were sold to LHIC, an accredited investor. This agreement is broken down into three closings of 2,000; 1,000; and 2,000 shares, respectively. Each closing is subject to the Company meeting certain financial and/or operational targets.

As of December 31, 1998, the Company had met the first and second targets and had received the funding for the first target. The Company has recorded a receivable for the second target, as of December 31, 1998, and has reflected the shares as issued in the Statement of Stockholders Equity. The funding for the second target was received in January 1999. The final target was based on results as of February 28, 1999. The Company met its February targeted results and received the third funding under the agreement in March 1999.

Additionally, the Company granted LHIC three warrants to purchase a total of 2,500,000 shares of common stock, at exercise price of $1.25 per share. The three warrants are to be issued in connection with the first, second, and third closing described above to purchase common shares as follows: 1,500,000; 500,000; and 500,000, respectively. The first and second warrants were fully vested on December 31, 1998.

Common Stock

In February 1998, the Company agreed to issue 30,000 shares of common stock, to a third party, in exchange for consulting services, which were issued in June 1998.

On March 6, 1998, the Company issued 98,333 shares of common stock, in lieu of cash salaries and bonus, to officers and certain employees.

On March 6, 1998, the Company issued 14,286 shares of common stock to two third parties in consideration for their consulting services.

On April 30, 1998, the Company issued 45,113 shares of common stock to Jan Carson Connolly upon her resignation as an officer of the Company.

On October 16, 1998, the Company issued 25,000 shares to a third party in exchange for office furniture.

Stock Options

On November 1, 1997, the Company granted to two consultants, options to purchase 150,000 shares of the Company's common stock, each with an exercise price of $4.88. The options were granted in exchange for consulting services. On April 23, 1998, the terms of the related consulting agreements were extended and the option agreement was modified to provide for immediate vesting of the options. Of the options granted, 100,000 were granted to Michael Wilson, a board member, whose consulting services were devoted to the development of the Company's new transcription related product VoiceCOMMANDER 99(TM).

On June 1, 1998, the Company granted to three consultants, options to purchase 382,000 shares of the Company's common stock, each with an exercise price of $1.88. The options were granted in exchange for consulting services. Of the options granted, 250,000 were granted to Michael Wilson, a board member, whose consulting services were devoted to the development of the Company's new transcription related product VoiceCOMMANDER 99(TM).

On May 15, 1998, the Company revised options granted to the Company's Medical Advisory Board (the "MAB") options issued to prior to 1998 to purchase 85,000 shares of the Company's


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company's current revenue is derived from: (i) the sale of licenses of its medical dictation voice recognition software applications and training and maintenance services associated with the installation and on-going use of the software; (ii) the provision of ASR transcription services through its VoiceCOMMANDER 99 Virtual Physician Network; (iii) the sale of traditional out-sourced transcription services; and (iv) the sale of computer hardware that is bundled with software applications at the customers request

During 1997 and early 1998, the Company's business plan and marketing efforts
focused on the sales of VoiceCOMMANDER 4.0.   This version of the Company's
voice recognition software was sold to the general business community through retail sales channels and via the Company's Houston based sales force. In the first quarter of 1998, the Company narrowed the focus of its business plan and began concentrating its efforts solely on the medical transcription market.

Reflecting this change in the business plan, the Company redesigned the functionality of VoiceCOMMANDER 4.0 to meet the medical dictation needs of healthcare professionals. This resulting new version of the Company's voice recognition software was named VoiceCOMMANDER Professional Edition TM ("The Professional Edition") and was introduced in the second quarter of 1998. The Professional Edition was marketed and sold as a bundled package that included, among other peripherals, a personal computer and a hand-held digital recorder. The Professional Edition allowed physicians to dictate and record patient notes on the hand-held digital recorder as they make their patient visits. The information was then downloaded to a specially equipped personal computer where it is automatically transcribed, via voice recognition, to formatted text. The resulting transcription was produced with a high degree of accuracy and minimal need for transcriptionist intervention. The Professional Edition was sold from May 1998 to February, 1999 as a complete solution to the in-house transcription needs of physicians.

Starting in May 1998, the Company began development of a software product that provides healthcare professionals with a tool for Internet based transcription and dictation services. The new product, named VoiceCOMMANDER 99, provides a mobile dictation solution designed to improve the quality and reduce the costs of healthcare information needs. Released on February 15, 1999, VoiceCOMMANDER 99 utilizes voice recognition, handheld digital recording technology, and Internet driven technologies.

To take advantage of the cost efficiencies provided by VoiceCOMMANDER 99, the Company has implemented its plan to acquire medical transcription companies. As of December 31, 1998, the Company had acquired transcription operations in Texas, Colorado, Florida, New York area and an offshore transcription factory located in Manila, the

Philippines. Since that time, the Company has acquired additional transcription operations in three cities in Texas. The Company intends to continue to acquire additional transcription companies, subject to availability of capital to finance the acquisitions. The Company's initial geographic focus will be centered in major metropolitan markets in the United States.

The Company intends to continue its evaluation of acquisitions. However, a period of rapid growth could place a significant strain on the Company's management, operations and other resources. There can be no assurance that the Company will continue to be able to identify attractive or willing acquisition candidates, or that the Company will be able to acquire such candidates on economically acceptable terms. The Company's ability to grow through acquisitions and manage such growth will require the Company to continue to invest in its operational, financial and management information systems to attract, retain, motivate and effectively manage its employees. The inability of the Company's management to manage growth effectively would have a material adverse effect on the financial condition, results of operations and business of the Company. As the Company pursues its acquisition strategy in the future, its financial position and results of operations may fluctuate significantly from period to period.

As a result of the implementation of VoiceCOMMANDER 99, and the related acquisition strategy, the Company has increased its spending in research and development, sales and marketing, and general and administrative expenses. To the extent that such expenditures do not result in increased revenues, the Company's business, results of operations and financial condition could be materially and adversely affected.

Due to the evolution of the Company's business strategy, the Company believes that its historical results of operations for the periods presented may not be directly comparable. The Company believes the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired businesses and marketing the Company's new health care transcription product.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto and other detailed information appearing elsewhere herein.

Results of operations

Fiscal Year 1998 vs. Fiscal Year 1997

Revenues: Revenues of the Company originate from the sale of voice recognition software licenses, hardware, and related maintenance, and for 1998 include revenues received from the sale of transcription services. Net revenues for the Company decreased 66% to $717,000 in 1998 down approximately $1,396,000 from 1997. The decrease is primarily attributable to a one time $1,000,000 sale of software licenses to one customer (Voice It) in 1997. Competitive price pressures in the retail voice recognition application marketplace in late 1997 and early 1998 led the company to refocus its business plan, software development and marketing efforts into the medical transcription market. The transition of the Company's sales and marketing efforts towards the retail software market to the healthcare transcription market is responsible for a decrease in the sales of the Company's products of approximately $810,759 from 1997 to 1998. The Company acquired three transcription operations during 1998 that generated approximately $415,000 of new revenues in 1998.

Cost of sales: Cost of sales consists primarily of hardware costs and transcription labor costs. In addition, but not as significant, cost of sales also includes the amortization of capitalized development costs. Cost of sales decreased 49% in 1998 to $432,246, down approximately $421,000 from 1997. This decrease is directly attributable to the decrease in net sales. The gross margin for 1998 was 40%, compared to 60% for 1997. The decrease in gross margin percentage is attributable to the increase in transcription revenue relative to software and hardware sales in 1998 compared to 1997. Transcription revenues, which are burdened with high labor costs, generate lower gross margin than sales of software and hardware.

Marketing and sales expense: Marketing and sales expense consists primarily of marketing and sales salaries and commissions and advertising/promotional expenditures. Marketing and sales expense decreased 16% in 1998 to $1,265,927, down approximately $233,000 from 1997. In early 1998, the Company changed its business focus to concentrate solely on the medical transcription market and
transitioned out of the retail voice recognition software market.   Advertising
costs in 1998 decreased approximately $269,000 from expenditures in 1997 as a direct result of lower advertising cost requirements of the transcription industry. Additionally, the Company expensed two one time marketing events, aimed at the retail marketplace in 1997 at the cost of approximately $240,000. These events were the VoiceCOMMANDER 4.0 promotional rollout and an infomercial. The decreases in advertising costs were offset by increased 1998 marketing compensation expense of approximately $159,000 and participate in 1998 medical industry tradeshows that cost the Company approximately $77,000 more than the prior year.

General and administrative expense: General and administrative expense is comprised primarily of compensation and related expenditures for administrative and executive personnel, professional fees associated with legal, consulting, and accounting services, and general corporate overhead. General and administrative expense increased 98% in 1998 to $5,640,238, up approximately $2,788,000 from 1997's expense amount. The increase was attributable to increases in consulting, legal and accounting and investor relations fees and the result of hiring additional management and executive personnel.

Consulting fees increased by approximately $1,145,000 in 1998 over 1997. The incremental consulting fees in 1998 were incurred for the development of the medical transcription business plan and for general consulting purposes.

Legal and accounting services in 1998 increased by approximately $519,000 over 1997 expenses. Incremental Legal and accounting expenditures were incurred in connection with the Company's acquisition program, SEC filings, the annual audit, quarterly reviews, several tax filings, and general advisory services.

Investor relations expense in 1998 exceeded 1997 expenses by $380,000. The increased expenditures are attributable the Company's increased efforts to raise additional capital to support its new medical transcription business plan. All other general and administrative costs increased approximately $481,000 due to higher telecommunication, occupancy, travel, depreciation, and insurance and general office expenses. These expenditures increased as the result of the Company's overall headcount growth.

Salaries of executive and management personnel and associated recruiting costs increased approximately $779,000 in 1998 over 1997. These increases in personnel costs in 1998 are due to the requirements of the implementation phase of the Company's business plan. During 1998 the Company hired a Chief Operating Officer, Vice President of Sales, Manager of Transcription Operations, and Manager of Mergers and Acquisitions in addition to other staff level positions.

Research and development expense: Research and development expense consists primarily of personnel costs including salaries, benefits and consultant costs related to the development of the Company's software products. Research and development expense increased 4% in 1998 to $754,170, up $28,674 from the 1997 expense level. The increase in research and development costs is wholly attributable to the increase in personnel and increased use of development related consulting services. These additional resource were required for the enhancement and development of the Company's, VoiceCOMMANDER PE TM, and VoiceCOMMANDER 99 TM.

Rental income: During 1997, the Company leased several lap top computers to a customer. This was a one-time event that occurred in that year. The total revenue attributable to this transaction in 1997 was approximately $37,000. The lease expired and was not renewed in 1998.

Interest income: Interest income consists primarily of interest earned on cash and cash equivalents. Interest income increased 15% in 1998 to $72,013, up approximately $9,000 from 1997. The increase is wholly attributable to the current year increase in invested funds.

Interest expense: Interest expense decreased 52% in 1998 to $216,680, down $234,396 from 1997. The decrease is wholly attributable to the current year decrease in average debt outstanding.

Loss on investments: In 1998 the Company recorded a loss on investments of $803,125. This is attributable to investments in the common stock of two
companies, Voice It and Wade Cook.   The Company's investment in Voice It in the
amount of $500,000 was deemed worthless when Voice It was delisted from trading on the Small Cap market for failure to comply with certain NASDAQ maintenance standards and declared Chapter 11 bankruptcy. The Company's investment in Wade Cook was deemed worthless upon failure to obtain a stock certificate from Wade Cook. The original investment value of the Wade Cook investment was recorded as $303,125 and the fair market value of Wade Cook as of December 31, 1998 when the amount was written off, was approximately $57,000.

Income taxes: The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1998, the Company had generated net operating losses ("NOLs"), for financial reporting purposes, of approximately $12.3 million available to reduce future federal income taxes. These carry-forwards will begin to expire in 2011. The ability of the Company to utilize the carry-forwards is dependent upon the Company generating sufficient taxable income, and may be affected by annual limitations on the use of such carry-forwards if a change of control occurs due to future sales of the Company's capital stock. The Company has recorded a valuation allowance for all net deferred tax assets, including NOLs.

Net loss: Net loss increased approximately 100% in 1998 to $8,320,519, up $4,151,855 from the $4,168,664 net loss recorded in 1997. This increase is primarily attributable to increased operating expenditures of approximately $2,584,000 the loss on investments of approximately $803,000, and decreases in gross margin of approximately $974,000. Higher interest income and lower interest expense offset the total negative impact to net loss for the year by approximately $244,000.

Through the period ended December 31, 1998, the Company has incurred operating losses, since inception, of approximately $12.3 million. To date, the Company's operations have not been profitable and there is no assurance that they will become profitable in the future. As a result, the Company believes that it's historical results of operations for the periods presented may not be directly comparable.

Liquidity and capital resources

At December 31, 1998 the Company had cash and cash equivalents of $1,377,913 and working capital in the amount of $580,727. This compares to cash and cash equivalents of $1,207,235 and working capital of $1,104,834 as of December 31, 1997. The 1998 decrease in working capital of $524,108 is attributable to an increase in current liabilities of $1,739,000. This increase is attributable to the following:

 . Legal and accounting fee accruals increased by approximately $415,000 in 1998 over 1997. The increase is due to incurred but not received professional fees for, the Company's acquisition program, various SEC filings and various legal matters in process as of December 31, 1998.

 . The Company accrued at year-end 1998, $350,000 related to a commitment to purchase software licenses from L and H Speech Products, Inc. Of this amount, approximately $143,000 represents additional liability in 1998 over 1997.

 . During the year, the Company issued stock to certain employees and officers in lieu of cash compensation. In connection with this, the Company agreed to pay all related payroll taxes, which amounted to approximately $84,000. This amount was accrued at year-end 1998 and is incremental to 1997 balances.

 . As the result of additional preferred stock outstanding at year-end 1998 verses year-end 1997, accrued stock dividends payable increased by approximately $116,000.

 . In connection with the Company's acquisition program, the Company agreed to pay $708,827 of the purchase price of the acquired companies in preferred stock. Of this amount, approximately $683,000 is payable in 1999 and represents incremental liability in 1998 over 1997.

 . The current portion of long-term debt at year end 1998 increased approximately $475,000 over 1997 as the result of bridge loans to related parties and short-term note payables related to two transcription company acquisitions.

Non-material increases in current assets and other changes in other current liabilities offset the aggregate increase in the current liabilities, described above.

Net cash used by operating activities increased $2,568,753 from $3,466,183 for the twelve months ended December 31, 1997 to $6,034,936 for the twelve months ended December 31, 1998. The increased use of cash is primarily attributable to the increase in the operating loss, of approximately $4,152,000. This increase was offset by increased 1998 non-cash expenditures, of $1,451,246, attributable to common stock and options and warrants issued in connection with consulting services, employee compensation, and interest. The balance of the difference is attributable to net changes in working capital.

Current year investing activities totaled $1,067,853. Of this amount, $398,312 represents the cash outlay the Company incurred upon the purchase of Transcription Resources, Cornell Transcription, Inc., Outsource Transcription
Philippines, Inc. and Linda Wilhite Transcription.   The Company's other
investing activities included equipment purchases of $369,516 and software capitalization totaling $300,025.

Net cash provided by financing activities amounted to $7,273,467. This is comprised of the following:

 . During the month of December 1998, the Company entered into various bridge loan agreements (the "Bridge Loans") with certain officers, a former employee and a third party. The aggregate borrowing amounted to $335,333. In connection with the Bridge Loans, the company granted warrants to purchase 355,495 shares of common stock at exercise prices ranging from .93 to 1.06. The Company has recognized non-cash finance costs of $121,959, attributable to this transaction, based on an analysis using the Black-Scholes model.

 .  During the year, the Company paid a related party and third party lender
   $126,250 and $42,882, respectively, on two notes payable.

 .  During the year, the Company paid $17,835 on a capital lease obligation.

 . On March 11, 1998 the Company completed a private placement of 3,000 shares of Series B Convertible Preferred Stock at a $1,000 per share for gross proceeds of $3,000,000.

 . On July 30, 1998 the Company completed a private placement of 220,750 shares of Series C Convertible Preferred Stock for gross proceeds of $2,208,604. These shares have a par value of $.10 and were priced at $10 per share. The Company incurred $230,771 in costs associated with the private placement, which resulted in net proceeds to the Company of $1,977,833.

 .  On December 31, 1998 the Company completed a private placement of 3,000 shares of Series D Convertible Preferred Stock, at a purchase price of $1,000 per share for gross proceeds of $2,000,000 and recorded a receivable for $1,000,000. The Company incurred $65,000 in costs associated with the private placement, which resulted in net proceeds to the Company of $1,935,000.

 . During 1998 the Company received $90,309 in connection with 51,167 employee and director stock options that were exercised.

The Company's cash position less known commitments and contingencies as of year end 1998 plus outside financing received through March 31, 1999 plus cash generated from operations for the balance of fiscal year 1999 will not be adequate to fund the Company's on going operations in either the short-term or the long-term. In addition, the Company continues to incur operating losses and will continue to need additional working capital to fund its operations, research and development, and marketing efforts for the next fiscal year.

The Company's liquidity will be reduced as amounts are expended for continuing research and development, expansion of sales and marketing activities and development of its administrative functions. Additionally, the Company's liquidity will also be reduced as amount are used for purchases of capital assets and the acquisition of transcription companies. As a result, the Company will required to raise substantial additional capital during 1999 in order to fund its current operations. The Company intends to raise such additional funding through the sale of equity or convertible debt securities. However, there can be no assurance that the Company will be able to raise such additional capital when needed, or on terms commercially favorable to the Company, if at all. Such option will result in additional material dilution to the Company's stockholders.

If the company chooses to continue its current growth strategy of acquiring additional medical transcription companies, then significant additional capital in addition to the amounts detailed above will be required to meet these objectives. In that case, the Company will be required to raise additional funding though the sale of equity or convertible debt securities. There can be no assurance the Company will be able to raise sufficient capital necessary for the continuation of its acquisition strategy when needed, or on terms commercially favorable to the Company, if at all.

The Company's business strategy is to reduce the costs of medical transcription labor and increase the availability of medical transcription labor in two ways. First, the Company's VoiceCOMMANDER 99 voice recognition software solution has been specifically engineered to reduce these direct labor costs. Second, less expensive offshore transcription labor will be used to further reduce labor costs. Transcriptionist wages in countries such as India and the Philippines are as much as 50 to 75% less than comparable wages in the United States. In both these labor savings efforts, the Company recognizes not only cost savings but also an increase in processing capacity.

Management is aware that there are additional business risks inherent in dependence on offshore labor to implement its business plan. These risks include but are not limited to; currency fluctuations, civil unrest and inadequate services and communications infrastructure. Management believes that currency risks are minimal since no more than 45 days operating capital are retained in offshore accounts and all initial transfers are retained in dollar denominated accounts. Management has reviewed the existing infrastructure in the Philippines and believes that the services and communications infrastructure is adequate to meet the needs of the Company for the foreseeable future.

Implementing secure Internet and voice compression technology to transmit the doctor's voice transcription files is also an integral part of the Company's cost reduction strategy. The Company is not inventing new technology to achieve its objectives here, but rather it is following the business model of other "e-commerce" companies. Using the internet for moving data is a viable technology and has proven cost effective, in particular when compared to standard voice, non compressed transmission of data.

In March 1999, the Company received the final $2 million of a $5 million total investment from L & H Investment Company. Receipt of the $2 million was contingent upon achieving specific performance milestones. Included in these milestones were requirement to demonstrate the functionality of the VoiceCOMMANDER 99 software, document the Company's ability to use offshore transcription operations to save labor costs and reach certain financial targets with respect to completed acquisitions. The Company met or exceeded all of these milestones as required by the agreement.

Short-term implementation of the Company's business plan will require additional capital to be provided from sources outside of the Company. Of the capital required, $2 million has been received as of March 1999 from L & H Investment Company. The 1999 uses of the proceeds from this financing will be: (a) to purchase additional medical transcription companies, (b) to finance capital asset acquisitions of approximately $850,000, and (c) for working capital purposes.

If the Company is successful in implementing its business plan in 1999, then management forecasts that successful implementation of the year 2000 and 2001 business plan will require additional outside financing for acquisitions only. Additional acquisition capital will be required to complete the Company's acquisition plans in the years 2000 and beyond. Under the current business plan, capital asset expenditures are expected to total approximately $1 million in each of the years 2000 and 2001. However, if the Company is unsuccessful in raising additional capital, it may be required to reduce such capital expenditures. Such a reduction may have a material adverse effect on the Company and its results of operations.

In March 1999, the Company has received $2 million of outside financing from L & H Investment Company and debt financing in the amount of $240 thousand in March 1999. In addition, the Company intends to borrow against projected trade accounts receivables emanating from the implementation of the Company's business plan to provide working capital. The Company is also actively pursuing various sources for possible equity infusions. However, there can be no assurance that the Company will be successful in borrowing against such receivables or raising capital through equity investments on terms commercially favorable to the Company, if at all.

If the Company is unable to obtain the financing commitments required to successfully implement its intended business plan, then the Company will implement contingency plans which may include: (a) the suspension of its acquisition plan, (b) acceleration of its plans to increase production capacity in its offshore transcription facility in the Philippines and transfer the majority of transcription work to offshore production (c) the reduction of expenses primarily in personnel areas, and (d) the curtailment of the development and deployment of the Company's VoiceCOMMANDER 99 products.

Successful implementation of this contingency plan is largely dependent upon hiring and training sufficient numbers of Philippine based transcriptionists to process a material percentage of the transcription workload of the Company. This contingency plan would increase the Company's exposure to the risks of doing business in a foreign country. Additionally, the Company may not achieve the offshore labor savings it has projected in this contingency plan.

If the Company is successful in implementing this reduced plan of operations, management believes that the Company will generate sufficient cash flows from operations, which will be adequate to meet current, and future operating needs. However, the Company would not be able to continue its current acquisition strategy. If the Company is required to implement this reduced plan of operations, the Company will continue to pursue adequate financing to implement its intended business plan strategy.

Year 2000

The Company's operations are reliant on several third party products and service relationships. A failure by any of these partners to adequately address the Year 2000 issue would adversely affect the Company's operation. The year 200 issue generally describes the various problems that may result from the failure of computer and other mechanical systems to properly process certain dates and date sensitive information.

State of Readiness. The Company has undertaken initiatives to ensure that it is prepared for the Year 2000 issue. All of the software produced by the Company is created with industry standard tools and runs on industry standard operating systems and databases. These tools, operating systems and databases have been certified Year 2000 compliant by the manufacturers. In addition, the current systems used by the Company, to account for its day to day operations, were recently purchase and are certified as Year 2000 compliant by the manufacturer. As for future enhancement or additions to the current system, the Company has established a clear directive that requires these to be Year 2000 ready, prior to purchase.

The Company's expansion effort into the transcription industry comes with the risk that acquired systems may be date sensitive and Year 2000 non-compliant. To date, the Company is aware of several acquired systems, used in the transcription business, which are not Year 2000 compliant. To mitigate this problem, the Company is replacing these non-compliant systems with its own proprietary Year 2000 compliant software and Year 2000 compliant hardware.

Cost to address Year 2000 Issues. In most cases the purchased non Year 2000 complaint equipment is at or near the end of its useful life. This equipment would have to be replaced in the normal course of operations. The cost associated with these replacements will be reflected in the normal results of operations.

Risks Associated with the Year 2000 Issues. The Company believes that the risks associated with Year 2000 issues center primarily with the continued availability of the Internet. The lack of availability of the Internet would reduce the ability of the Company to cheaply and effectively move transcription workload. The Company is currently finalizing plans to ensure a reasonable level of redundant capacity utilizing Year 2000 compliant traditional transcription equipment.

Contingency Planning. In the event of a Year 2000 problem with the Internet, the Company would revert to processing it transcription business on Year 2000 compliant transcription recording systems. These systems are being purchased in the normal course of its business, as part of the Company's disaster recovery plans. The lack of availability of the Internet could require the use of traditional telephone lines. In the event of a failure of the Internet and the national telephone system, the Company could continue to process transcription utilizing couriers to move the transcription, although at a greatly reduced capacity and productivity.

The Company's Year 2000 planning process, as discussed above, represent an ongoing process. As the company acquires new companies in the course of its expansion, each acquired company will undergo a thorough audit to ensure that all of its software and equipment are Year 2000 compliant. Although the Company believes it is taking the appropriate courses of action to ensure that material interruptions in business operations do not occur as a result of the Year 2000 conversions, there can be no assurances that the actions discussed herein will detect and correct all Year 2000 compliance issues. To the extent that the Company is unsuccessful in anticipating and eliminating any negative financial consequences of the Y2K issues the results of operations will be adversely affected. Among the factors which might affect the success of the Company's Year 2000 plans are: (i) the Company's ability to properly identify deficient system;
(ii) the ability of third parties to adequately address Year 2000 issues or to notify the Company of potential deficiencies; (iii) the Company's ability to adequately address any such internal or external deficiencies; (iv) the Company's ability to complete its Year 2000 plans in a timely manner; and (v) unforeseen expenses relate to the Company's Year 2000 plans.

ITEM 7.   FINANCIAL STATEMENTS

Information with respect to this item is set forth in the "Index" to Consolidated Financial Statements on Page F-1.

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

                                   PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Company's 1999 Annual Meeting.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Company's 1999 Annual Meeting.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Company's 1999 Annual Meeting.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Company's 1999 Annual Meeting.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

      EXHIBIT                                        DESCRIPTION OF EXHIBIT
      -------                                        ----------------------
        2.1   Plan and Agreement of Merger between Applied Voice Recognition, Inc., a Utah corporation and the
              Company dated November 7, 1997.  (Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with the Commission on January 20, 1998 is incorporated herein by reference).
        2.2   Asset Purchase Agreement by and between Transcription Resources dated March 17, 1998 (Exhibit 2.2 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference).
        2.3   Asset purchase agreement by and among the Company, Cornell and Acquisition Sub dated December 1,
              1998 (Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with the Commission on
              December 16, 1998 is incorporated herein by reference).
        2.4   Asset purchase agreement by and among the Company and LRW Transcription dated December 31, 1998
              (Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with the Commission on January 1,
              1999 is incorporated herein by reference).
        3.1   Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on
              January 29, 1998.  (Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the
              Commission on January 20, 1998 is incorporated herein by reference).
        3.2   Certificate of Designation for the Series A Preferred Stock (Exhibit 4.2 to the Company's Current Report on
              Form 8-K as filed with the Commission on January 20, 1998 is incorporated herein by reference).
        3.3   Certificate of Ownership and Merger of Applied Voice Recognition, Inc., a Utah corporation, with and into the Company dated January 26, 1998 (Exhibit 3.3 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference).
        3.4   Certificate of Designation for the Series B Preferred Stock (Exhibit 3.4 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference).
        3.5   Certificate of Designation for the Series C Preferred Stock (Exhibit 3.1 to the Company's Form 10-QSB for the period ended June 30, 1998, as filed with the Commission on August 14, 1998, is incorporated herein by reference).
       *3.6   Certificate of Designation for the Series D Preferred Stock.

      EXHIBIT                                        DESCRIPTION OF EXHIBIT
      -------                                        ----------------------
        3.7   Certificate of Designation for the Series 1 Preferred Stock (Exhibit 4.2 to the Company's Current
              Report on Form 8-K as filed with the Commission on December 16, 1998 is incorporated herein by reference).
        3.8   Series 2 Preferred Stock Certificate of Designation (Exhibit 3.1 to the Company's Current Report on
              Form 8-K as filed with the Commission on January 1, 1999 is incorporated herein by reference).
        3.9   Amended and Restated Bylaws of the Company as adopted on November 7, 1997 (Exhibit 4.3 to the
              Company's Current Report on Form 8-K as filed with the Commission on January 20, 1998 is incorporated herein by reference).
        4.1   Registration Rights Agreement between the Company and Equity Services, ltd., a Nevis company
              ("ESL") dated July 31, 1997.  (Exhibit 4.1 to the Company's Form 10-KSB for the period ended
              December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference).
        4.2   Registration Rights Agreement between the Company and ESL dated August 12, 1997.  (Exhibit 4.2 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on
              April 15, 1998, is incorporated herein by reference).
        4.3   Amended and Restated Registration Rights Agreement between the company and Entrepreneurial
              Investors, Ltd., a Bahamas Company ("EIL") dated January 8, 1998.  (Exhibit 4.3 to the Company's
              Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference).
        4.4   Registration Rights Agreement between the Company and EIL dated August 12, 1997.  (Exhibit 4.4 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on
              April 15, 1998, is incorporated herein by reference).
        4.5   Registration Rights Agreement by and between the Company and Voice It Worldwide, Inc., a Colorado corporation ("Voice It") dated December 31, 1997.  (Exhibit 4.5 to the Company's Form 10-KSB for
              the period ended December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference).
        4.6   Form of Registration Rights Agreement between the Company and the Series B Preferred Stock investors dates March 11, 1998.  (Exhibit 4.6 to the Company's Form 10-KSB for the period ended
              December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference).
        4.7   Registration Rights Agreement between the Company and the Series  C Preferred Stock Investors dated
              July 30, 1998 (Exhibit 3.2 to the Company's Form 10-QSB for the period ended June 30, 1998, as filed with the Commission on August 14, 1998, is incorporated herein by reference).
        4.8   Unsecured promissory note payable to Cornell in the amount of $270,000 dated as of December 1, 1998
              (Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the Commission on December
              16, 1998 is incorporated herein by reference).
       *4.9   Registration Rights Agreement between the Company and L & H Investment Company dated December 31, 1998.
       *4.10  Form of Warrant issued to L & H Investment Company dated December 31, 1998.
       *4.11  Investor Rights Agreement between the Company and L & H Investment Company dated December 31, 1998.
       10.1   Joint Product Development Agreement by and between the Company and Voice It dated December 31,
              1997. (Exhibit 10.1 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference)
       10.2   OEM Distribution Agreement between the Company and IBM dated December 17, 1996.  (Exhibit 10.2 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on
              April 15, 1998, is incorporated herein by reference)
       10.3   1997 Incentive Plan effective as of October 1, 1997 (Exhibit 4.1 to the Company's Form S-8 (No.
              333-44191) as filed with the Commission on January 13, 1998, is incorporated herein by reference).
       10.4   License Agreement between the Company and Hakeem, Inc. dated September 1996 (Exhibit 10.4 to the
              Company's Form 10-KSB/A-1 for the period ended December 31, 1997, as filed with the Commission on
              April 30, 1998, is incorporated herein by reference).
       10.5   Warrant to Purchase Common Stock issued to Hakeem, Inc. dated September 1996 (Exhibit 10.5 to the
              Company's Form 10-KSB/A-1 for the period ended December 31, 1997, as filed with the Commission on
              April 30, 1998, is incorporated herein by reference).
       10.6   Employment Agreement between the Company and Jan Carson Connolly (then Janet E. Carson) dated
              August 15, 1996 (Exhibit 10.6 to the Company's Form 10-KSB/A-1 for the period ended December 31,
              1997, as filed with the Commission on April 30, 1998, is incorporated herein by reference).
       10.7   Consulting and Stockholder Agreement between the Company and Frederick A. Huttner dated January

      EXHIBIT                                        DESCRIPTION OF EXHIBIT
      -------                                        ----------------------
              15, 1997 (Exhibit 10.7 to the Company's Form 10-KSB/A-1 for the period ended December 31, 1997, as filed with the Commission on April 30, 1998, is incorporated herein by reference).
       10.8   Consulting Agreement between the Company and Huttner and Company dated January 15, 1997 (Exhibit
              10.8 to the Company's Form 10-KSB/A-1 for the period ended December 31, 1997, as filed with the
              Commission on April 30, 1998, is incorporated herein by reference).
       10.9   Employment Agreement between the Company and H. Russel Douglas effective as of April 1, 1997
              (Exhibit 10.9 to the Company's Form 10-KSB/A-1 for the period ended December 31, 1997, as filed with the Commission on April 30, 1998, is incorporated herein by reference).
      10.10   Employment Agreement between the Company and Charles W. Skamser effective as of April 1, 1997
              (Exhibit 10.10 to the Company's Form 10-KSB/A-1 for the period ended December 31, 1997, as filed with the Commission on April 30, 1998, is incorporated herein by reference).
      10.11   Employment Agreement between the Company and William T. Kennedy effective as of May 1, 1997
              (Exhibit 10.11 to the Company's Form 10-KSB/A-1 for the period ended December 31, 1997, as filed with the Commission on April 30, 1998, is incorporated herein by reference).
      10.12   Employment Agreement between the Company and Timothy J. Connolly effective as of July 1, 1997
              (Exhibit 10.12 to the Company's Form 10-KSB/A-1 for the period ended December 31, 1997, as filed with the Commission on April 30, 1998, is incorporated herein by reference).
      10.13   Consulting Agreement between the Company and Frederick A. Huttner and Michael J. Wilson dated November 1, 1997
              (Exhibit 10.13 to the Company's Form 10-KSB/A-1 for the period ended December 31, 1997, as filed with the Commission on April 30, 1998, is incorporated herein by reference).
      10.14   Form of Bridge Loan Promissory Note (Exhibit 10.14 to the Company's Form 10-KSB/A-1 for the period ended December 31, 1997, as filed with the Commission on April 30, 1998, is incorporated herein by reference)
      10.15   Form of Bridge Loan Warrant (Exhibit 10.15 to the Company's Form 10-KSB/A-1 for the period ended
              December 31, 1997, as filed with the Commission on April 30, 1998, is incorporated herein by reference)
      10.16   Agreement with Respect to Termination of Employment between the Company and Jan Carson Connolly
              (f/k/a Janet E. Carson) dated as of  April 30, 1998 (Exhibit 10.2 to the Company's Form 10-QSB for
              the period ended March 31, 1998, as filed with the Commission on May 15, 1998, is incorporated herein by reference).
      10.17   Investor Subscription Agreement between the Company and the Series C Preferred Stock Investors
              dated July 30, 1998 (Exhibit 10.1 to the Company's Form 10-QSB for the period ended June 30, 1998, as filed with the Commission on August 14, 1998, is incorporated herein by reference).
      10.18   Placement Agreement between the Company and the Placement Agent for the Series C Preferred Stock
              investors dated July 30, 1998 (Exhibit 10.2 to the Company's Form 10-QSB for the period ended June
              30, 1998, as filed with the Commission on August 14, 1998, is incorporated herein by reference).
      10.19   First Amendment to Investor Subscription Agreement between the  Company and the Series C Preferred
              Investors dated July 30, 1998 (Exhibit 10.3 to the Company's Form 10-QSB for the period ended June
              30, 1998, as filed with the Commission on August 14, 1998, is incorporated herein by reference).
      10.20   Employment Agreement between Robin P. Ritchie and the Company dated as of August 1, 1998 (Exhibit
              11.1 to the Company's Form 10-QSB for the period ended September 30, 1998, as filed with the
              Commission on November 17, 1998, is incorporated herein by reference).
      10.21   Employment Agreement between Milton A. Spiegelhauer and the Company dated as of August 31, 1998
              (Exhibit 11.2 to the Company's Form 10-QSB for the period ended September 30, 1998, as filed with the Commission on November 17, 1998, is incorporated herein by reference.
      10.22   Value Added Reseller Agreement between Lernout & Hauspie Speech Products N.V. and the Company
              effective September 1, 1998 (Exhibit 11.3 to the Company's Form 10-QSB for the period ended
              September 30, 1998, as filed with the Commission on November 17, 1998, is incorporated herein by reference).
     *10.23   Stock Purchase Agreement between the Company and L & H Investment Company dated December 31, 1998.
     *10.24   Voting Agreement by and among Voice Technologies Partners, Ltd., L & H Investment Company and the
              Company dated December 31, 1998.
     *10.25   Co-sale and Tag-along Rights Agreement by and among Voice Technologies Partners, Ltd., L & H Investment
              Company and the Company dated December 31, 1998.
     *10.26   Form of December 1998 Bridge Loan Promissory Note.
     *10.27   Form of December 1998 Bridge Loan Warrant.
       16.1   Letter dated August 12, 1997, from Malone & Bailey, PLLC to the Commission.  (Exhibit 16.1 to the
              Company's Form 10-QSB for the period ended June 30, 1997, as filed with the Commission on August
              14, 1997, is incorporated herein by reference.)

      EXHIBIT                                        DESCRIPTION OF EXHIBIT
      -------                                        ----------------------
      *23.1   Consent of Ernst & Young LLP.
      *27.1   Financial Data Schedule.

_____________
* Filed herewith.

(b)  Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on December 16, 1998, to report the acquisition of Cornell Transcription, Inc. and Outsource Transcription Philippines, Inc. The Form 8-K was amended to include audited financials for the acquired companies on February 17, 1999.

In addition, the Company filed two Current Reports on Form 8-K on January 15, 1999, to report the following:

 . The sale of 2,000 shares of Series D Convertible Preferred Stock for an aggregate purchase price of $2,000,000, in a privage placement, to LHIC on December 31, 1998; and

 . The acquisition of the assets of Linda R. Willhite Transcription, a sole proprietorship owned by Linda R. Willhite, on December 31, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 31, 1999                APPLIED VOICE RECOGNITION, INC.

                              /s/   WILLIAM T. KENNEDY
                              -------------------------------------
                              William T. Kennedy
                              Chief Financial Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 1999.

/s/ Timothy J. Connolly
________________________   Chief Executive Officer, Chairman of the Board and
  Timothy J. Connolly      Director

/s/ William T. Kennedy
________________________   Chief Accounting Officer, Chief Financial Officer and
    William T. Kennedy     Secretary

/s/ Jan Carson Connolly
________________________   Director
  Jan Carson Connolly


________________________   Director
  Daniel S. Dornier

/s/ G. Edward Powell
________________________   Director
  G. Edward Powell

________________________   Director
  Michael J. Wilson

/s/ J. William Boyar
________________________   Director
  J. William Boyar

/s/ Raymond R. Betz
________________________   Director
  Raymond R. Betz

/s/ H. Russel Douglas
________________________   Director
  H. Russel Douglas

________________________   Director
  James Cochran

________________________   Director
  Jo Lernout

________________________   Director
  Thomas Denys

                        APPLIED VOICE RECOGNITION, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Auditors                                              F-2

Balance Sheets as of December 31, 1998 and 1997                             F-3

Statements of Operations for the Years Ended December 31, 1998 and 1997     F-4

Statements of Stockholders' Equity for the Years Ended December 31, 1998
and 1997                                                                    F-5

Statements of Cash Flows for the Years Ended December 31, 1998 and 1997     F-7

Notes to Consolidated Financial Statements                                  F-8

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Applied Voice Recognition, Inc.

We have audited the accompanying consolidated balance sheets of Applied Voice Recognition, Inc., as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Voice Recognition, Inc., at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Applied Voice Recognition, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has incurred cash deficits from operations. Without the assurance of new capital, these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




                                               ERNST & YOUNG LLP

Houston, Texas
March 27, 1999

                        APPLIED VOICE RECOGNITION, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31
                                                                                             1998                   1997
                                                                                         -----------------    ------------------
ASSETS
Current assets
  Cash and cash equivalents                                                              $  1,377,913           $ 1,207,235
  Accounts receivable, net of allowance of $32,500 and
  $435,000 for 1998 and 1997, respectively                                                    213,305               547,902
  Other receivable                                                                          1,000,000                    -
  Inventory                                                                                    37,221               319,664
  Prepaid licenses                                                                            440,000                    -
  Deposits, prepaid expenses and deferred financing costs                                      35,927                79,380
  Deferred expenses                                                                           264,570                    -
                                                                                         -----------------    ------------------
   Total current assets                                                                     3,368,936             2,154,181

Property and equipment, net                                                                   697,298               204,445

Other assets:
  Prepaid licenses                                                                            560,000                    -
  Capitalized software cost, net of accumulated
    amortization of $67,697 and $8,889 for
    1998 and 1997, respectively                                                               397,369               156,152
  Investments                                                                                       -               865,346
  Other intangibles                                                                           613,039                    -
  Goodwill, net of accumulated amortization of $15,555                                        657,888                    -
                                                                                         -----------------    ------------------
   Total other assets                                                                       2,228,296             1,021,498

TOTAL ASSETS                                                                             $  6,294,530           $ 3,380,124
                                                                                         =================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Trade payable                                                                          $    356,660           $   432,613
  Royalties payable                                                                                 -               207,154
  Accrued expenses                                                                            897,998               120,975
  Stock dividend payable                                                                      156,536                40,326
  Current portion of preferred stock payable                                                  638,144                    -
  Common stock payable                                                                         13,500                    -
  Note payable to sellers                                                                     297,884                    -
  Note payable to related party                                                                     -               126,250
  Bridge loans payable                                                                        335,333                    -
  Current portion of capital lease obligation                                                  41,493                 9,562
  Current portion of long-term debt                                                            11,542                43,833
  Deferred revenue                                                                             39,120                68,634
                                                                                         -----------------    ------------------
    Total current liabilities                                                               2,788,210             1,049,347


Preferred stock payable, net of current portion                                                70,683                    -
Capital lease, net of current portion                                                          97,869                39,789
Long-term debt, net of current portion                                                            797                11,388
                                                                                         -----------------    ------------------
   Total liabilities                                                                        2,957,559             1,100,524

  Commitments and Contingencies

  Stockholders' equity

Preferred stock; $.10 par value; 2,000,000 shares authorized.

  Series A; 186,000 shares issued and 312,500 outstanding                                      18,600                31,250
  Series B; 2,285 shares issued and 0 outstanding                                                 228                    -
  Series C; 153,538 issued and 0 shares outstanding                                            15,353                    -
  Series D; 3,000 shares issued and outstanding                                                   300                    -
Common stock; $.001 par value; 50,000,000 shares
  authorized; 16,040,994 and 12,989,820 shares issued and outstanding                          16,040                12,989
Paid-in-capital                                                                            18,136,867             7,541,522
Accumulated comprehensive income                                                                    -                62,221
Accumulated deficit                                                                       (14,850,417)           (5,368,382)
                                                                                         -----------------    ------------------
     Total stockholders equity                                                              3,336,971             2,279,600

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $  6,294,530           $ 3,380,124
                                                                                         =================    ==================

See notes to financial statements

                       APPLIED VOICE RECOGNITION, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        YEAR ENDED DECEMBER 31
                                                                                        1998              1997
                                                                          -----------------------------------------------------
Net hardware, software and related revenues                               $    302,254                 $  2,113,013
Net transcription service revenues                                             415,103                            -
                                                                          -----------------------------------------------------
     Total net revenues                                                        717,357                    2,113,013

Hardware, software and related cost of sales                                   202,125                      853,672
Transcription cost of services                                                 230,121                            -
                                                                          -----------------------------------------------------
     Total cost of sales                                                       432,246                      853,672
                                                                          -----------------------------------------------------

Gross margin                                                                   285,111                    1,259,341

Operating expenses:
     Marketing and sales                                                     1,265,927                    1,499,280
     General and administrative                                              5,640,238                    2,851,943
     Research and development                                                  754,170                      725,496
                                                                          -----------------------------------------------------
Total operating expenses                                                     7,660,335                    5,076,719
                                                                          -----------------------------------------------------
Operating margin                                                            (7,375,224)                  (3,817,378)

Other income (expenses):
     Other  income                                                               2,497                            -
     Rental income                                                                   -                       37,138
     Interest income                                                            72,013                       62,652
     Interest expense                                                         (216,680)                    (451,076)
     Loss on investments                                                      (803,125)                           -
                                                                          -----------------------------------------------------
Total other expense                                                           (945,295)                    (351,286)
                                                                          -----------------------------------------------------

Net loss                                                                  $ (8,320,519)                $ (4,168,664)
                                                                          =====================================================

Statement of comprehensive loss:
     Net loss as reported                                                 $ (8,320,519)                 $(4,168,664)
     Unrealized holding (Loss) Gain                                                  -                       62,221
                                                                          -----------------------------------------------------

Comprehensive loss                                                        $ (8,320,519)                $ (4,106,443)
                                                                          =====================================================

Basic and diluted earnings per share                                      $      (0.68)                $      (0.36)
                                                                          =====================================================

                        APPLIED VOICE RECOGNITION, INC.
                                  FORM 10-KSB
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                      Common Stock           Preferred Stock    Preferred Stock   Preferred Stock    Preferred Stock
                                        Issued               Issued Series A    Issued Series B   Issued Series C    Issued Series D
                                  --------------------       ---------------    ---------------   ---------------    ---------------
                                    Shares      Amount       Shares   Amount    Shares   Amount   Shares   Amount    Shares   Amount
                                  --------------------------------------------------------------------------------------------------
Ending balance at
 December 31, 1996 (Restated)     10,642,102  $10,642            -        -         -        -        -        -         -        -

Sale of 100,000 shares of
 common stock                        100,000       100            -        -         -        -        -        -         -        -

Exercise of 70,834 stock
 warrants for $9,916                  70,834        71            -        -         -        -        -        -         -        -

Issuance of 50,000 shares of
 common stock for consulting
 services rendered                    50,000        50            -        -         -        -        -        -         -        -

Issuance of warrant to purchase
 50,000 shares of common
 stock for consulting
 services rendered                         -         -            -        -         -        -        -        -         -        -

Issuance of 50,000 shares of
 common stock for consulting
 services rendered                    50,000        50            -        -         -        -        -        -         -        -

Sale of 312,500 shares of
 Series A Preferred Stock
 for $2,500,000 in
 connection with private
 placement                                 -         -      312,500   31,250         -        -        -        -         -        -

Sale of 1,595,625 shares of
 common stock for $2,552,999
 in connection with private
 placement                         1,595,625     1,596            -        -         -        -        -        -         -        -

Issuance of 5,000 shares
 of common stock for legal
 services rendered in
 connection with private
 placement                             5,000         5            -        -         -        -        -        -         -        -

Cash expenses related to
 private placement                         -         -            -        -         -        -        -        -         -        -

Private placement expense
 attributed to warrants
 issued in connection with
 private placement                         -         -            -        -         -        -        -        -         -        -

Issuance of 135,159 shares
 of common stock for
 commissions associated
 with private placement              135,159       135            -        -         -        -        -        -         -        -

Issuance of warrant to
 purchase 250,000 shares
 of common stock for
 consulting services
 rendered                                  -         -            -        -         -        -        -        -         -        -

Issuance of warrants in
 connection with bridge
 loan financing                            -         -            -        -         -        -        -        -         -        -

Exercise of 223,600
 stock options                       223,600       224            -        -         -        -        -        -         -        -

Issuance of 100,000 shares
 of common stock in
 exchange for investment
 in common stock of
 Wade Cook                           100,000       100            -        -         -        -        -        -         -        -

Issuance of 10,000 shares
 of common stock for
 consulting services
 rendered                             10,000        10            -        -         -        -        -        -         -        -

Issuance of 7,500 shares of
 common stock in exchange
 for advertisement                     7,500         7            -        -         -        -        -        -         -        -

Common stock dividend on
 Series A Preferred Stock                  -         -            -        -         -        -        -        -         -        -

Unrealized holding gain                    -         -            -        -         -        -        -        -         -        -

Net loss for the twelve
 months ended
 December 31, 1997                         -         -            -        -         -        -        -        -         -        -

Ending balance at
 December 31, 1997                12,989,820   $12,990      312,500   $31,250        -     $  -        -      $ -         -      $ -

Issuance of 129,399 shares
 of common stock in lieu
 of officer's compensation           129,399       129            -         -        -        -        -        -         -        -

Issuance of 14,407 shares
 of common stock in lieu
 of employee cash bonuses             14,047        14            -         -        -        -        -        -         -        -

Issuance of 44,286 shares
 of common stock for
 services                             44,286        44            -         -        -        -        -        -         -        -

Issuance of additional
 56,000 shares of common
 stock as part of previous
 stock transaction                    56,250        56            -         -        -        -        -        -         -        -

Issuance of 25,000 shares
 of common stock in
 connection with furniture
 purchase                             25,000        25            -         -        -        -        -        -         -        -

Issuance of warrants to
 purchase 532,000 shares
 of common stock for
 consulting services                       -         -            -         -        -        -        -        -         -        -

                                                                                   Paid In Capital
                                                ------------------------------------------------------------------------------------
                                                 Common  Preferred Series A Preferred Series B Preferred Series C Preferred Series D
------------------------------------------------------------------------------------------------------------------------------------
Ending balance at
 December 31, 1996 (Restated)              -  $ 1,605,789                 -                  -                  -                  -

Sale of 100,000 shares of
 common stock                              -      249,900                 -                  -                  -                  -

Exercise of 70,834 stock
 warrants for $9,916                       -        9,845                 -                  -                  -                  -

Issuance of 50,000 shares of
 common stock for consulting
 services rendered                         -      199,950                 -                  -                  -                  -

Issuance of warrant to purchase
 50,000 shares of common
 stock for consulting
 services rendered                         -       83,500                 -                  -                  -                  -

Issuance of 50,000 shares of
 common stock for consulting
 services rendered                         -       74,950                 -                  -                  -                  -

Sale of 312,500 shares of
 Series A Preferred Stock
 for $2,500,000 in
 connection with private
 placement                                 -            -         2,468,750                  -                  -                  -

Sale of 1,595,625 shares of
 common stock for $2,552,999
 in connection with private
 placement                                 -    2,551,404                 -                  -                  -                  -

Issuance of 5,000 shares
 of common stock for legal
 services rendered in
 connection with private
 placement                                 -       18,745                 -                  -                  -                  -

Cash expenses related to
 private placement                         -            -                 -                  -                  -                  -

Private placement expense
 attributed to warrants
 issued in connection with
 private placement                         -      345,750                 -                  -                  -                  -

Issuance of 135,159 shares
 of common stock for
 commissions associated
 with private placement                    -      216,121                 -                  -                  -                  -

Issuance of warrant to
 purchase 250,000 shares
 of common stock for
 consulting services
 rendered                                  -      141,000                 -                  -                  -                  -

Issuance of warrants in
 connection with bridge
 loan financing                            -      278,400                 -                  -                  -                  -

Exercise of 223,600
 stock options                             -       44,843                 -                  -                  -                  -

Issuance of 100,000 shares
 of common stock in
 exchange for investment
 in common stock of
 Wade Cook                                 -      303,025                 -                  -                  -                  -

Issuance of 10,000 shares
 of common stock for
 consulting services
 rendered                                  -       44,990                 -                  -                  -                  -

Issuance of 7,500 shares of
 common stock in exchange
 for advertisement                         -       44,993                 -                  -                  -                  -

Common stock dividend on
 Series A Preferred Stock                  -            -                 -                  -                  -                  -

Unrealized holding gain                    -            -                 -                  -                  -                  -

Net loss for the twelve
 months ended
 December 31, 1997                         -            -                 -                  -                  -                  -

Ending balance at
 December 31, 1997                     $   -   $6,213,205        $2,468,750               $  -                $ -                $ -

Issuance of 129,399 shares
 of common stock in lieu
 of officer's compensation                 -      313,255                 -                  -                  -                  -

Issuance of 14,407 shares
 of common stock in lieu
 of employee cash bonuses                  -       33,418                 -                  -                  -                  -

Issuance of 44,286 shares
 of common stock for
 services                                  -      116,956                 -                  -                  -                  -

Issuance of additional
 56,000 shares of common
 stock as part of previous
 stock transaction                         -          (56)                -                  -                  -                  -

Issuance of 25,000 shares
 of common stock in
 connection with furniture
 purchase                                  -       20,275                 -                  -                  -                  -

Issuance of warrants to
 purchase 532,000 shares
 of common stock for
 consulting services                       -      596,780                 -                  -                  -                  -

                                                            Other
                                                          Accumulated
                                  Reduction of           Comprehensive           Retained
                                Paid-In Capital          Income (Loss)            Deficit               Total
------------------------------------------------------------------------------------------------------------------------------------
Ending balance at
 December 31, 1996 (Restated)                 -                     -           $(1,159,392)          $   457,039

Sale of 100,000 shares of
 common stock                                 -                     -                     -               250,000

Exercise of 70,834 stock
 warrants for $9,916                          -                     -                     -                 9,916

Issuance of 50,000 shares of
 common stock for consulting
 services rendered                            -                     -                     -               200,000

Issuance of warrant to purchase
 50,000 shares of common
 stock for consulting
 services rendered                            -                     -                     -                83,500

Issuance of 50,000 shares of
 common stock for consulting
 services rendered                            -                     -                     -                75,000

Sale of 312,500 shares of
 Series A Preferred Stock
 for $2,500,000 in
 connection with private
 placement                                    -                     -                     -             2,500,000

Sale of 1,595,625 shares of
 common stock for $2,552,999
 in connection with private
 placement                                    -                     -                     -             2,553,000

Issuance of 5,000 shares
 of common stock for legal
 services rendered in
 connection with private
 placement                              (18,750)                    -                     -                     -

Cash expenses related to
 private placement                     (559,677)                    -                     -              (559,677)

Private placement expense
 attributed to warrants
 issued in connection with
 private placement                     (345,750)                    -                     -                     -

Issuance of 135,159 shares
 of common stock for
 commissions associated
 with private placement                (216,256)                    -                     -                     -

Issuance of warrant to
 purchase 250,000 shares
 of common stock for
 consulting services
 rendered                                     -                     -                     -               141,000

Issuance of warrants in
 connection with bridge
 loan financing                               -                     -                     -               278,400

Exercise of 223,600
 stock options                                -                     -                     -                45,067

Issuance of 100,000 shares
 of common stock in
 exchange for investment
 in common stock of
 Wade Cook                                    -                     -                     -               303,125

Issuance of 10,000 shares
 of common stock for
 consulting services
 rendered                                     -                     -                     -                45,000

Issuance of 7,500 shares of
 common stock in exchange
 for advertisement                            -                     -                     -                45,000

Common stock dividend on
 Series A Preferred Stock                     -                     -               (40,326)              (40,326)

Unrealized holding gain                       -                62,221                     -                62,221

Net loss for the twelve
 months ended
 December 31, 1997                            -                     -            (4,168,664)           (4,168,664)

Ending balance at
 December 31, 1997                  $(1,140,433)              $62,221           $(5,368,382)          $ 2,279,601

Issuance of 129,399 shares
 of common stock in lieu
 of officer's compensation                    -                     -                     -               313,384

Issuance of 14,407 shares
 of common stock in lieu
 of employee cash bonuses                     -                     -                     -                33,432

Issuance of 44,286 shares
 of common stock for
 services                                     -                     -                     -               117,000

Issuance of additional
 56,000 shares of common
 stock as part of previous
 stock transaction                            -                     -                     -                     -

Issuance of 25,000 shares
 of common stock in
 connection with furniture
 purchase                                     -                     -                     -                20,300

Issuance of warrants to
 purchase 532,000 shares
 of common stock for
 consulting services                          -                     -                     -               596,780

                                    Common Stock    Preferred Stock   Preferred Stock   Preferred Stock   Preferred Stock
                                       Issued       Issued Series A   Issued Series B   Issued Series C   Issued Series D
                                   --------------   ---------------   ---------------   ---------------   ---------------
                                   Shares  Amount   Shares   Amount   Shares   Amount   Shares   Amount   Shares   Amount
                                   ------  ------   ------   ------   ------   ------   ------   ------   ------   ------
Issuance of warrants and
 options to purchase 1,020,000
 shares of common stock for
 advisory services                      -       -         -        -        -        -        -       -         -        -

Issuance of warrant to purchase
 355,500 shares, in connection
 with bridge loan financing             -       -         -        -        -        -        -       -         -        -

Exercise of options to purchase
 51,167 shares of common stock     51,167      50         -        -        -        -        -       -         -        -

Conversion of 126,500 shares of
 Series A Preferred Stock in
 exchange for 683,100 shares of
 common stock                     683,100     683  (126,500) (12,650)       -        -        -       -         -        -

Series A Preferred Stock
 Dividend paid with common
 stock                             70,217      70         -        -        -        -        -       -         -        -

Sale of 3,000 shares of Series
 B Preferred stock for $3,000,000
 in connection with private
 placement                              -       -         -        -    3,000      300        -       -         -        -

Expected deemed dividend related
 to discount on conversion of
 Series B Preferred Stock               -       -         -        -        -        -        -       -         -        -

Issuance of warrant to purchase
 150,000 shares, to third party,
 in connection with Series B
 Private Placement                      -       -         -        -        -        -        -       -         -        -

Conversion of 715 shares of
 Series B Preferred Stock in
 exchange for 1,147,171 shares
 of common stock                1,147,171   1,147         -        -     (715)     (72)       -       -         -        -

Series B Preferred Stock
 Dividend paid with
 common stock                      22,812      23         -        -        -        -        -       -         -        -

Sale of 220,750 shares of
 Series C Preferred Stock for
 $2,207,500 in connection
 with private placement                 -       -         -        -        -        -  220,750  22,075         -        -

Issuance of Series C Preferred
 shares to third party in
 connection with Series C
 Private Placement                      -       -         -        -        -        -   11,038   1,104         -        -

Cash expenses  related to
 Series C Private Placement             -       -         -        -        -        -        -       -         -        -

Issuance of warrant to purchase
 220,750 shares, to third
 party, in connection with
 Series C Private Placement             -       -         -        -        -        -        -       -         -        -

Conversion of 78,250 shares of
 Series C Preferred Stock in
 exchange for 782,500 shares
 of common stock                  782,500     783         -        -        -        -  (78,250) (7,826)        -        -

Series C Preferred Stock
 Dividend paid with common
 stock                             25,225      25         -        -        -        -        -       -         -        -

Sale of 3,000 shares of
 Series D Preferred stock
 for $3,000,000 in connection
 with private placement                 -       -         -        -        -        -        -       -     3,000      300

Cash expenses on legal and
 placement costs related to
 Series D Private Placement             -       -         -        -        -        -        -       -         -        -

Issuance of two warrants to
 purchase a total of
 2,000,000 shares, to
 Series D Investor, in
 connection with Series D
 Private Placement                      -       -         -        -        -        -        -       -         -        -

Accrued dividend on Preferred
 Stock Series A & C                     -       -         -        -        -        -        -       -         -        -

Unrealized holding loss                 -       -         -        -        -        -        -       -         -        -

Investment write-off                    -       -         -        -        -        -        -       -         -        -

Net loss for the twelve months
 ended December 31, 1998                -       -         -        -        -        -        -       -         -        -
                              ---------------------------------------------------------------------------------------------
Ending balance at
 December 31, 1998             16,040,994 $16,039   186,000  $18,600    2,285     $228  153,538 $15,353     3,000     $300
                              =============================================================================================

                                                                                     Paid In Capital
                                                            ---------------------------------------------------------------
                                                                        Preferred      Preferred      Preferred   Preferred
                                                            Common      Series A       Series B       Series C    Series D
                                                            ------      ---------      ---------      ---------   ---------
Issuance of warrants and
 options to purchase 1,020,000
 shares of common stock for
 advisory services                                -         390,650           -               -              -          -

Issuance of warrant to purchase
 355,500 shares, in connection
 with bridge loan financing                       -         121,959           -               -              -          -

Exercise of options to purchase
 51,167 shares of common stock                    -          90,259           -               -              -          -

Conversion of 126,500 shares of
 Series A Preferred Stock in
 exchange for 683,100 shares of
 common stock                                     -       1,011,317    (999,350)              -              -          -

Series A Preferred Stock
 Dividend paid with common
 stock                                            -         111,779           -               -              -          -

Sale of 3,000 shares of Series
 B Preferred stock for $3,000,000
 in connection with private
 placement                                        -               -           -       2,999,700              -          -

Expected deemed dividend related
 to discount on conversion of
 Series B Preferred Stock                         -               -           -         852,999              -          -

Issuance of warrant to purchase
 150,000 shares, to third party,
 in connection with Series B
 Private Placement                                -          93,000           -               -              -          -

Conversion of 715 shares of
 Series B Preferred Stock in
 exchange for 1,147,171 shares
 of common stock                                  -       1,251,413           -      (1,252,488)             -          -

Series B Preferred Stock
 Dividend paid with
 common stock                                     -          20,275           -               -              -          -

Sale of 220,750 shares of
 Series C Preferred Stock for
 $2,207,500 in connection
 with private placement                           -               -           -               -      2,185,425          -

Issuance of Series C Preferred
 shares to third party in
 connection with Series C
 Private Placement                                -               -           -               -        109,276    110,380

Cash expenses on legal and
 placement costs related to
 Series C Private Placement                       -               -           -               -              -          -

Issuance of warrant to purchase
 220,750 shares, to third
 party, in connection with
 Series C Private Placement                       -          66,225           -               -              -          -

Conversion of 78,250 shares of
 Series C Preferred Stock in
 exchange for 782,500 shares
 of common stock                                  -         781,718           -               -       (774,675)         -

Series C Preferred Stock
 Dividend paid with common
 stock                                            -          20,912           -               -              -          -

Sale of 3,000 shares of
 Series D Preferred stock
 for $3,000,000 in connection
 with private placement                           -               -           -               -              -  2,999,700

Cash expenses on legal and
 placement costs related to
 Series D Private Placement                       -               -           -               -              -          -

Issuance of two warrants to
 purchase 2,000,000 shares, to
 Series D Investor, in
 connection with Series D
 Private Placement                                -         720,000           -               -              -          -

Accrued dividend on Preferred
 Stock Series A & C                               -               -           -               -              -          -

Unrealized holding loss                                           -           -               -              -          -

Investment write-off                                              -           -               -              -          -

Net loss for the twelve months
 ended December 31, 1998                                          -           -               -              -          -
                              ---------------------------------------------------------------------------------------------
Ending balance at
 December 31, 1998                         $      -     $11,973,339  $1,469,400      $2,600,211     $1,520,026 $2,889,320
                              =============================================================================================
                                                                          Other
                                                                       Accumulated
                                                  Reduction of        Comprehensive       Retained
                                                 Paid-in Capital      Income (loss)       Deficit            Total
                                                 ---------------       -----------        --------           -----
Issuance of warrants and
 options to purchase 1,020,000
 shares of common stock for
 advisory services                                         -                   -                -           390,652

Issuance of warrant to purchase
 355,500 shares, in connection
 with bridge loan financing                                -                   -                -           121,959

Exercise of options to purchase
 51,167 shares of common stock                             -                   -                -            90,309

Conversion of 126,500 shares of
 Series A Preferred Stock in
 exchange for 683,100 shares of
 common stock                                              -                   -                -                 -

Series A Preferred Stock
 Dividend paid with common
 stock                                                     -                   -         (111,849)                -

Sale of 3,000 shares of Series
 B Preferred stock for $3,000,000
 in connection with private
 placement                                                 -                   -                -         3,000,000

Expected deemed dividend related
 to discount on conversion of
 Series B Preferred Stock                                  -                   -         (852,999)                -

Issuance of warrant to purchase
 150,000 shares, to third party,
 in connection with Series B
 Private Placement                                   (93,000)                  -                -                 -

Conversion of 715 shares of
 Series B Preferred Stock in
 exchange for 1,147,171 shares
 of common stock                                           -                   -                -                 -

Series B Preferred Stock
 Dividend paid with
 common stock                                              -                   -          (20,298)                -

Sale of 220,750 shares of
 Series C Preferred Stock for
 $2,207,500 in connection
 with private placement                                    -                   -                -         2,207,500

Issuance of Series C Preferred
 shares to third party in
 connection with Series C
 Private Placement                                         -                   -                -                 -

Cash expenses on legal and
 placement costs related to
 Series C Private Placement                         (230,771)                  -                -                 0

Issuance of warrant to purchase
 220,750 shares, to third
 party, in connection with
 Series C Private Placement                          (66,225)                  -                -                 -

Conversion of 78,250 shares of
 Series C Preferred Stock in
 exchange for 782,500 shares
 of common stock                                           -                   -                -                 -

Series C Preferred Stock
 Dividend paid with common
 stock                                                     -                   -          (20,937)                -

Sale of 3,000 shares of
 Series D Preferred stock
 for $3,000,000 in connection
 with private placement                                    -                   -                -         3,000,000

Cash expenses on legal and
 placement costs related to
 Series D Private Placement                          (65,000)                  -                -           (65,000)

Issuance of two warrants to
 purchase 2,000,000 shares, to
 Series D Investor, in
 connection with Series D
 Private Placement                                  (720,000)                  -                -                 -

Accrued dividend on Preferred
 Stock Series A & C                                        -                   -         (155,433)         (155,433)

Unrealized holding loss                                    -            (675,643)               -          (675,643)

Investment write-off                                       -             613,422                -           613,422

Net loss for the twelve months
 ended December 31, 1998                                   -                   -       (8,320,519)       (8,320,519)
                              ------------------------------------------------------------------------------------------
Ending balance at
 December 31, 1998                               $(2,315,429)         $        -      $(14,850,417)     $ 3,336,971
                              ==========================================================================================


                        APPLIED VOICE RECOGNITION, INC.
                       CONSOLIDATED CASH FLOW STATEMENTS


                                                                                            Year ended December 31,
                                                                                   ----------------------------------------
                                                                                          1998                 1997
                                                                                   ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                            $    (8,320,519)           $ (4,168,664)

Adjustments to reconcile net (loss) to cash provided by operating activities:

     Depreciation and amortization                                                          197,713                 189,131
     Loss on investment write-off                                                           803,125                    -
     Loss on inventory write-off                                                             36,900                    -
     Stock and warrants issued for services                                               1,737,836                 589,500
     Stock and options issued as compensation                                               346,816                 435,000

Changes in operating assets and liabilities:

     Accounts receivable                                                                    334,597                (944,898)
     Inventory                                                                              245,543                (270,591)
     Prepaid licenses                                                                      (750,000)                   -
     Deposits, prepaid expenses, and deferred finance costs                                (754,523)                (11,880)
     Deferred revenues                                                                      (29,514)                 68,634
     Accounts payable and accrued expenses                                                  103,590                 647,585
     Common stock payable                                                                    13,500                    -
                                                                                   ----------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                                    (6,034,936)             (3,466,183)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of equipment                                                                 (369,516)               (176,759)
     Investment in Voice It                                                                    -                   (500,000)
     Cash paid for purchase of transcription companies                                     (398,312)                   -
     Capitalized software costs                                                            (300,025)               (165,041)
                                                                                   ----------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                                    (1,067,853)               (841,800)

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from bridge loans                                                             335,333                 580,000
     Loan proceeds from third parties                                                          -                     61,500
     Principal payment on bridge loans                                                         -                   (580,000)
     Principal payment on third party debt                                                  (42,882)               (148,038)
     Principal payment on related party debt                                               (126,250)                (26,250)
     Principal payments under capital lease                                                 (17,835)                 (5,696)
     Warrants and options granted in connection with bridge loans                           121,959                 278,400
     Sale of common stock                                                                      -                    250,000
     Sale of common stock with private placement                                               -                  2,552,999
     Sale of preferred stock - Series A                                                        -                  2,500,000
     Sale of preferred stock - Series B                                                   3,000,000                    -
     Sale of preferred stock - Series C                                                   2,208,604                    -
     Sale of preferred stock - Series D                                                   2,000,000                    -
     Cash expenditures related to sale of stock                                            (295,771)               (559,677)
     Stock options and warrants exercised                                                    90,309                  54,983
                                                                                   ----------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 7,273,467               4,958,221

NET INCREASE IN CASH                                                                        170,678                 650,238

Cash at the beginning of the period                                                       1,207,235                 556,997
                                                                                   ----------------------------------------
CASH AT END OF PERIOD                                                                   $ 1,377,913             $ 1,207,235
                                                                                   ========================================

See notes to financial statements

                           APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998

1. THE COMPANY

NATURE OF BUSINESS

Applied Voice Recognition, Inc. (the "Company or AVRI") develops and markets voice-enabled computer software programs tailored for general use and for the healthcare industry. In addition, the Company provides traditional and electronic transcription services to healthcare professionals in thirteen states.

The Company was reincorporated as a Delaware Corporation, on January 29, 1998. Previously, the Company was a Utah corporation by virtue of a share exchange that was treated as a reverse merger on December 11, 1996 with Summa Vest, Inc.

On December 1, 1998, the Company formed a new wholly owned subsidiary, AVRI Health Care Information Services, Inc. , a Delaware Corporation (AVRI Health
Care) , which was primarily formed for the purpose of acquiring companies in the transcription service business.

2. LIQUIDITY AND MANAGEMENT'S PLAN

The Company has incurred significant losses and cash deficits since inception. The Company has been dependant upon outside financing to develop its software products and to provide working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management does not believe that previous losses and cash flow deficits are indicative of on going operations after the initial phases of implementation of its current business plan which was initiated in mid 1998. The tactics of this business plan are to acquire profitable transcription companies and reduce labor costs through the use of offshore labor and the implementation of the Company's Voice COMMANDER99, Voice recognition software product. The Company has to date acquired six transcription operations and an offshore processing facility in the Philippines. In addition the Company has successfully launched its Voice COMMANDER99 into the medical transcription market.

For this strategy to be successful the Company will need to acquire additional transcription companies and continue to incur research and development costs. This plan has currently required and will continue to require the Company to incur substantial corporate overhead costs. The operations estimated by the plan will not generate positive operating cash flow in fiscal year 1999 due to acquisition costs and corporate overhead costs, and the Company estimates it will need to raise a minimum of $10 million to continue to fund the plan through the remainder of 1999.

The Company is currently reliant on its ability to continue to raise capital either through equity or debt funding and there is no guarantee that the Company can raise the capital necessary in the near future. Therefore, the Company has developed a worst case contingency plan that if the necessary capital is not raised in mid 1999, (exact timing will be based on the number acquisitions the company can complete with existing or new capital and profitability of existing operations) the Company will suspend its acquisition and growth strategy and return to the core operations of the companies that were acquired. The Company will also reduce its corporate overhead costs substantially, transfer greater capacity to its offshore labor sources, and suspend research and development on its Voice COMMANDER products. The Company may still have difficulty generating positive cash flow during 1999, but management believes that the shortfall of cash will be minimal and additional capital may be necessary. There are no assurances the capital may be obtained. If the Company must implement the contingency plan it is unsure if the Company will be able to redirect to the original growth plan.

3. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, and have been prepared in accordance with generally accepted accounting principles. All significant inter-company transactions and balances have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates to be made by management. Actual results could differ from those estimates.

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

STOCK OPTIONS

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations ("APB 25") in accounting for its employee stock options. The pro forma disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123"), which established a fair-value-based method of accounting for stock-based compensation plans, are set forth in Note 8.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

INVENTORIES

Inventories consist of computer equipment and are determined using actual cost based on a first-in, first-out ("FIFO") basis. FIFO inventory is stated at the lower of cost or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed by the straight-line method using rates based on the estimated useful lives of the related assets. Estimated useful lives used for depreciation purposes are as follows:

        Computer equipment                      3 years
        Third-party computer software           3 years
        Office equipment                        5 years
        Furniture                               7 Years

For the years ended December 31, 1998 and 1997, the Company incurred $123,350 and $45,242, respectively, of related depreciation expense. This includes depreciation expense related to office equipment under capital lease.

PREPAID LICENSES

Prepaid licenses are stated at cost and are charged against cost of goods sold as each license is sold to third party customers. Current prepaid licenses are estimated based on management's estimate of anticipated sales for the next twelve months. The remaining balance is classified as long-term.

CAPITALIZED SOFTWARE COSTS

The costs of direct labor and allocated overhead specific to development activities for products that are technologically feasible are capitalized through the date of market release. All other research and development costs are charged against earnings in the period incurred. Amounts capitalized are amortized on a straight-line basis over a three-year life commencing upon market release. For the years ended December 31, 1998 and 1997, the Company incurred $58,808 and $8,889, respectively, of related amortization expense.

INTANGIBLES AND GOODWILL

Intangibles and goodwill are amortized using the straight-line method over their estimated useful lives, which range from 5 to 20 years. Intangibles include trade names and customer lists. Goodwill represents the excess purchase price over the fair value of net assets acquired for acquisition accounted for as purchases. The Company periodically monitors intangibles and goodwill to determine if subsequent events or circumstances have occurred that have compromised the viability of the asset. To the extent such an event has happened, the Company will make necessary revisions to the balance or amortization life. Management believes that there have been no such events or circumstances which warrant revision to the remaining useful life, or which affect the recoverability of intangibles and goodwill. For the years ended December 31, 1998 and 1997, the Company incurred $15,555 and $-0-, respectively, of related amortization expense.

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

INVESTMENTS IN EQUITY SECURITIES

The Company determines the appropriate classification of investments in equity securities at the time of the purchase and confirms such designation as of the balance sheet date. Marketable equity securities are classified as available-for-sale securities and are stated at fair value, with any unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity until such time the security is sold or determined to be permanently impaired. At that time a realized gain or loss is recorded on the income statement.

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

Fees for transcription-related services are based primarily on contracted per line rates, and revenue is recognized upon the rendering of services and delivery of transcribed materials. For the twelve months ended December 31, 1998.

MAINTENANCE REVENUES

The Company defers unearned revenues associated with maintenance contracts sold to customers, and the term of each contract is typically one year. All deferred revenues are amortized into revenue on a pro rata basis based on the life of the maintenance contract.

CONCENTRATION OF CREDIT RISK

Financial instruments that could potentially subject the Company to concentrations of credit risk are accounts receivable. The Company periodically evaluates the creditworthiness of its customers and generally does not require collateral. The Company's customer base consists of clinics, hospitals, sole practitioners, and commercial companies. No customer accounted for 10% or more of revenues for the year ended December 31, 1998. For the year ended December 31, 1997, a one-time sale to one customer accounted for more than 50% of the Company's revenues for that year.

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

ADVERTISING

The Company expenses all advertising costs as incurred. The Company expensed $122,242 and $391,000 in 1998 and 1997, respectively.

INCOME TAXES

The Company uses the liability method of accounting for income taxes. Under the liability method, deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

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

SIGNIFICANT SUPPLIER

The Company uses and sells voice recognition computer software. The Company's software is programmed to work with a speech recognition component, which is supplied by two suppliers. The Company has a purchase contract with one of the two suppliers that will allow the Company to purchase this component. This agreement terminates on December 31, 1999; however, the contract is mutually renewable thereafter on a month to month basis.

COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in comprehensive income.


4. ACQUISITIONS

During 1998, the Company entered into three asset purchase agreements with transcription companies located in Texas, New York, and Colorado. Each acquistion was accounted for as purchases. A description of these acquisitions follows:

        Transcription Resources

        On March 17, 1998, AVRI, acquired the assets of Transcription Resources ("TR") a sole proprietorship. Subsequently, during 1998, AVRI transferred the acquired assets to AVRI Health.

        TR specializes in providing transcription services to the healthcare industry through out the country.

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

        Pursuant to the Asset Purchase Agreement (the "Agreement") the Company acquired certain assets for a purchase price of $150,000, less liabilities assumed, or $37,091 net. The net amount is payable in the form of a non-interest bearing note with an original maturity of December 31, 1998. The maturity date of the note has been changed to March 31, 1999. The acquisition of TR resulted in approximately $56,000 of goodwill which will be amortized over a five-year period.

        The results of operations of TR are included in the Company's consolidated statement of Operations from March 17, 1998 forward.

        Cornell Transcription, Inc.

        On December 1, 1998, AVRI Health acquired certain assets and assumed certain liabilities of Cornell Transcription, Inc. , a New York corporation ("Cornell") and all of the common stock of Outsource Transcription Philippines, Inc. ("OTP"), a stock corporation formed under the laws of the Republic of the Philippines.

        Cornell specializes in providing transcription services to the healthcare industry in the New York and surrounding areas. Cornell has offices in Hackensack, New Jersey; Miami, Florida; and Manila in the Philippines. OTP provides transcription services to Cornell.

        The total purchase price for Cornell and OTP consisted of: (i) promissory note issued by AVRI Health in the aggregate principal amount of $270,000 (the "Note"), (ii) $275,000 in cash, (iii) the assumption of certain capital lease obligations, and (iv) approximately 684 shares of the Company's Series 1 Preferred Stock, par value $.10 per share. The agreement includes a contingent purchase price of approximately $160,000, payable in 160 shares of Series 1 Preferred Stock, with the attainment of certain quarterly revenue targets over the next four calendar quarters, subsequent to the sale date.

        The Note is a non-interest bearing unsecured note payable to Cornell, which is payable as follows: (i) $150,000 on or before February 28, 1999, and (ii) $120,000 in twelve equal monthly installments of $10,000 each, payable on the first day of each month commencing on January 1, 1999, and continuing thereafter until December 1, 1999. In the case of an Event of Default (as defined in the Note) , Cornell may accelerate the entire unpaid principal balance of the Note. After any such acceleration, any outstanding principal amount shall bear interest at the rate of 18% per annum. Due to $120,000 note being non-interest bearing, the Company recorded the discounted amount of the note of $110,793 using an imputed interest rate of 15%, as part of the purchase price allocation. The discounted amount will be amortized to interest expense over the life of the note.

        The Series I Preferred Stock, which will not be issued to Cornell until December 2, 1999, carries a 10% cumulative dividend payable in cash or in additional common or preferred shares at the Company's option. For purchase accounting purposes a preferred stock payable of $594,666 has been recorded for the net present value of the commitment to issue preferred stock discounted using a rate of 15%. The discount amount of $89,334 will be amortized to interest expense. Dividends are payable quarterly and in arrears on the first day of each January, April, July and October commencing on January 1, 2001. Each share of the Series 1 Preferred Stock

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

        will be convertible, at any time, into a number of shares of common stock equal to (i) $1,000 per share of Series 1 Preferred Stock being converted, plus any earned, but unpaid dividends, if any, divided by
        (ii) the average closing price of the Company's Common Stock for the thirty day period immediately preceding the effective date of such conversion on The Nasdaq Over-the-Counter Bulletin Board (OTCBB). Any such shares of Common Stock issued upon conversion of the Series 1 Preferred Stock shall be registered for resale under the Securities Act of 1933, as amended, at the expense of the Company. The shares of Series 1 Preferred Stock are not subject to automatic conversion. Any shares of the Series 1 Preferred Stock may be redeemed, at the Company's option, after the third anniversary of the date of their issuance, at a redemption price of $1,000 per share plus any accrued but unpaid dividends.

        AVRI Health Care incurred approximately $80,000 of acquisition related expenses, which has been included in the purchase price allocation. The company has allocated the excess purchase price over net assets of $1,060,008 to identified intangibles and customer lists of $530,004 and to Goodwill of $530,004 and will be amortized over 10 years and 20 years respectively.

        The results of operations of this acquisition are included in the Company's Statement of Operations from the date of acquisition.

        LRW Transcriptions

        On December 31, 1998, AVRI Health Care acquired the assets of Linda R. Willhite Transcription ("LRW Transcription") a sole proprietorship owned by Linda R. Willhite.

        LRW Transcription has been in business since November 1989, and specializes in providing transcription services to the healthcare industry in the Denver, Colorado metropolitan area.

        Pursuant to the Asset Purchase Agreement (the "Agreement") the Company acquired certain assets owned by LRW Transcription. The total purchase price consisted of: (i) $75,000 in cash, including amounts paid by the Company to the creditors of LRW Transcription, (ii) and $150,000 of the Company's Series 2 Preferred Stock, par value $.10 per share. The Series 2 Preferred Stock will be issued in three equal annual installments with a stated value of $50,000, each installment. These installments are payable on December 31, 1999, December 31, 2000 and December 31, 2001. In addition, the Company may issue additional Series 2 Preferred Stock to LRW Transcription, if LRW Transcription meets or exceeds certain revenue targets, as set forth in the agreement, over the next three years with a stated value of up to $125,000. Any additional consideration will be accounted for as additional intangible assets. For purchase accounting purposes a preferred stock payable of $114,161 has been recorded for the net present value of the commitment to issued preferred stock. The discounted amount of $35,839 will be amortized to interest expense.

        The Series 2 Preferred Stock carries an 8% cumulative dividend payable in cash or in additional shares of Preferred Stock at the Company's option. Dividends are payable quarterly and in arrears on the first day of each January, April, July and October commencing on January 1, 2000. Each share of the Series 2 Preferred Stock when issued will be convertible, at any

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

        time, into a number of shares of Common Stock equal to (i) $100 per share of Series 2 Preferred Stock being converted, plus any earned, but unpaid dividends, if any, divided by (ii) the greater of $1.00 per share or the average daily closing price of the Company's Common Stock for the thirty day period immediately preceding the effective date of any such conversion on the OTCBB. The Company has agreed to register such shares of Common Stock issued upon conversion of the Preferred Stock for resale under the Securities Act of 1933, as amended, at the expense of the Company. These shares of preferred stock are subject to automatic conversion if the Company undertakes an underwritten public offering with an aggregate market value of $10,000,000 or more. Any shares of the Series 2 Preferred Stock may be redeemed, at the Company's option, after the third anniversary of the date of their issuance, at a redemption price of $100 per share plus any accrued but unpaid dividends. Except as otherwise required by the Delaware General Corporate Law, the holders of the Series 2 Preferred Stock shall have no voting rights.

        AVRI Health Care incurred approximately $25,000 of acquisition related expenses, which has been included in the purchase price allocation. The company has allocated the excess purchase price over net assets of $166,070 C to identified intangibles and customer lists of $83,035 and to goodwill of $83,035 and will be amortized over 10 years and 20 years respectively.

PRO FORMA DATA (UNAUDITED)

The following unaudited results of operations have been prepared assuming all acquisitions consummated on or before December 31, 1998 had occurred as of the beginning of the periods presented. These results are not necessarily indicative of results of future operations, nor results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented:

                                        Year Ended     December 31
                                           1998           1997
                                        --------------------------
Total Net Revenues                     $ 2,139,576     $ 3,070,053
Net Loss                               $(7,206,486)    $(4,435,596)
Basic and diluted loss per
 share                                 $     (0.52)    $     (0.38)


5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                   December 31
                                                 1998       1997
                                           --------------------------
Computer equipment                            $578,770    $111,425
Third party software                            47,071       8,981
Office equipment and furniture                 134,126      85,621
Office equipment on capital
 lease                                         118,098      55,744
                                           --------------------------
                                               878,065     261,771

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

Less accumulated depreciation                 (180,767)    (57,326)
                                           --------------------------
Property and equipment, net                   $697,298    $204,445
                                           ==========================


6. INDEBTEDNESS

Indebtedness is summarized below:

                                                         December 31
                                                       1998         1997
                                                     ----------------------
Note payable to a trust; unsecured; 10%
Interest; monthly payments of $300,
 with balloon payment on remaining
 balance due on July 1998                             $     --     $23,139
Note payable to a bank; unsecured; 10%
 Interest; monthly payments of $5,843;
 note matures January 1998                                          11,686
Note payable to a bank; unsecured; 9.25%
 Interest; monthly payments of $879;
 note matures January 2000                              12,339      20,396
                                                     -----------------------
Total                                                 $ 12,339     $55,221
                                                     -----------------------
Less current maturities                                 11,542      43,833
                                                     -----------------------
Net long-term debt - Due in 2000                      $    797     $11,388
                                                     =======================

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

NOTE PAYABLE TO RELATED PARTIES

The Company had a note payable to a trust of $126,250 which was unsecured and carried 12% annual percentage rate of interest. Interest payments were due on a quarterly basis and interest was non-compounding. In addition to this interest, the trust received a total of 180,000 shares of Common Stock in the Company. These shares were valued at $1.50 each, which approximated fair value at the date of issuance, and the aggregate value of $270,000 was recorded as a finance cost. In 1997 and 1998, the Company recorded $135,000 and $67,500, respectively, of interest expense related to these shares. A balloon payment on the principal balance of $125,000 was paid on May 18, 1998.

On August 14, 1997, the Company paid in full $580,000, under various bridge loan agreements entered into between May 15, 1997 and July 24, 1997, to a stockholder and certain officers of the Company. The amount was paid in accordance with the provisions of the bridge loan agreement which called for full payment plus 12% interest at the earlier of six months or the receipt of the minimum proceeds of the private placement of $2,000,000. In connection with the bridge loans, warrants to purchase 580,000 shares of the Company's common stock were issued resulting in $278,400 of finance cost, using the Black Scholes method of valuation. (See Note 17 "Warrants")

During the month of December 1998, the Company entered into various bridge loan agreements (the "Bridge Loans") with certain officers of $144,917; a former employee of $60,416 and to third parties of $130,000. The aggregate balance of the Bridge Loans amounts to $335,333, and bear interest at 12% per annum. The Bridge Loans plus accrued interest are payable upon the earlier of six months following the date of the note or three business days following the receipt of $2,000,000 in equity funding. On December 31, 1998, the Company received $2,000,000 in equity funding and paid the bridge loans in January 1999, plus accrued interest, in accordance with the agreement. In connection with the Bridge Loans, the company granted warrants to purchase 355,495 shares of common stock resulting in approximately $122,000 of finance cost, using the Black Scholes method of valuation. (See Note 17 "Warrants")

7. LEASES

CAPITAL

In 1997, the Company entered into a capital lease agreement on office equipment. The lease is classified as a capital lease and calls for monthly payments of $1,342 through March 2002. As part of the Company's acquisitions, the Company assumed two additional

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

leases totaling $113,488 for computer equipment that each have monthly payments of $1,640 per month through June 2002 and $1,894 per month through April 2001. The future minimum lease payments as of December 31, 1998 are as follows:

          1999                                  $ 57,287
          2000                                    27,336
          2001                                    42,128
          2002                                    11,712
          2003                                         -
                                                --------
          Total Payments                         138,463
          Less: Amounts representing interest    (29,052)
                                                --------
          Net Present Value                      109,411
          Less: current maturities                11,542
                                                --------
          Long-term portion                     $ 97,869
                                                ========
OPERATING

The Company leases various office space and equipment under non-cancelable operating leases. The Company incurred rental expense of $149,520 and $109,110 in 1998 and 1997, respectively, in connection with operating leases on office space and equipment. Future minimum lease payments as of December 31, 1998, are as follows:

                        1999                    $223,582
                        2000                      15,784
                        2001                       8,015
                        2002                       3,340
                        2003                           -
                                                --------
                        Total                   $250,721
                                                ========

8. STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 2,000,000 shares of preferred stock with a par value of $.10 per share. All dividends accrue whether or not declared or set aside. In 1998 and in 1997, the Company sold, via private placements, the following shares of preferred stock:

Series A Preferred Stock

During 1997, the Company completed a private placement, totaling $2,500,000 in proceeds, by the issuance of 312,500 shares of Series A Convertible Preferred Stock. These shares have a par value of $.10 per share and were sold for $8.00 each to two accredited investors.

The shareholders of the Series A Preferred Stock are entitled to cumulative dividends at a rate of 4% per annum, payable in shares of the Company's Common Stock based on a share price equal to the average closing price of such Common Stock on the OTCBB for the 30 days prior to the particular dividend date.

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

Each of the Series A shares are convertible into 5.4 shares of common stock, at the stockholders option, at any given time. The holders of the Series A Preferred Stock are also (a) entitled to demand the registration of Common Stock issued upon conversion of the Series A Preferred Stock at the cost of the Company at any time after December 31, 1997, and (b) are entitled to have such converted shares of Common Stock registered at the Company's cost in connection with any registration statement filed by the Company. If the holders of the Series A Preferred Stock have not converted their shares to Common Stock within three years of their issuance, the Company may redeem such shares for $8.00 per share plus any accrued and unpaid dividends. The agreement with the Series A Shareholders provides for certain specific anti-dilution adjustments and protective provisions.

In the event of liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock are entitled to share in the assets remaining, if any, after payment of all debts and liabilities of the Company, in an amount of $8.00 per share, which right is in preference to any payment to the holders of Common Stock.

On December 4, 1998, the Series A Investor converted 126,500 of the Series A Preferred Stock for 683,100 shares of the Company's common stock. As of December 31, 1998, 186,000 shares of Series A Preferred Stock remained outstanding.

As of December 31, 1998, the Company had declared and paid stock dividends, to the Series A Investor, totaling 70,217 shares of common stock. The market value of the stock dividends, as of the dividend date, amounted to $111,849. The Company accrued $20,536 of stock dividends payable to the Series A Investor at December 31, 1998, which is payable to the investor on January 1, 1999.

Series B Preferred Stock

On March 11, 1998, the Company completed a $3,000,000 private placement by the issuance of 3,000 shares of Series B Convertible Preferred Stock. These shares have a par value of $.10 and were priced at $1,000 per share and were sold to two accredited investors ("Series B Investors").

The preferred shares convert into common stock at a rate equal to 78% of the five-day average closing bid price of the five consecutive days preceding the conversion date. The discount from market price resulted in a deemed dividend of approximately $830,000.

This series pays a 5% cumulative dividend payable in arrears at the time of each conversion. The dividend is payable in cash or stock at the Company's option. At any time, the Purchasers are entitled to convert the entire face amount of the Series B Preferred Shares, plus accrued and unpaid dividends into common stock. This series is subject to automatic conversion on March 11, 2000, if not converted by that date. In connection with this placement, an option to purchase 150,000 shares of common stock was granted to Continental Capital & Equity Corporation, the placement agent, and was valued at $93,000 in total using the Black Sholes model as discussed in Stock Options, and recorded as a reduction to Paid in Capital. In the event of liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock are entitled to share in the assets, if any, remaining after payment of all debts and liabilities of the Company, and after payment to Series A Preferred Stock holders in an amount of $8.00 per share, which right is in preference to any payment to the holders of Common Stock.

On four occasions during the months of July and August, the Series B Investors exercised their conversion right and converted 715 shares of preferred stock for 1,147,171 shares of the Company's common stock. The preferred shares converted into

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

common stock at a rate equal to 78% of the five-day average closing bid price of the five consecutive days preceding the date of each conversion.

Upon conversion, the Series B Investors received stock dividends amounting to 22,812 shares of common stock. The aggregate market value of the stock dividends, as of the measurement date, was $20,275. At December 31, 1998, stock dividends payable are estimated to be 121,444 shares. The Company accrued $121,444 of stock dividends payable to the Series B Investors at December 31, 1998.

Series C Preferred Stock

On July 28, 1998, the Company sold in a private placement 220,750 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock"), par value $.10 per share, for a purchase price of $10 per share, to accredited investors (the "Series C Investors"). The Series C Preferred Stock pay a 4% cumulative dividend payable in arrears at the time of each conversion. Dividends are payable quarterly and in arrears on the first day of each January, April, July, and October commencing on October 1, 1998 in cash or stock at the Company's option. Each of the Series C Preferred Stock converts into ten shares of common stock and may be converted at anytime. The Series C Preferred Stock are not subject to automatic conversion. Any shares of the Series C Preferred Stock and any accrued but unpaid dividends may be redeemed, at the Company's option, after the fifth anniversary of the date of their issuance, at a redemption price of $10 per share. In addition to the above-referenced shares, an additional 11,038 Series C Preferred Stock were issued to Equity Services, LTD. ("ESL"), as part of their compensation for placing the Series C Preferred Stock. As of July 28, 1998, the market value of the shares issued to ESL was approximately $110,000 and was recorded as a reduction to Paid in Capital. These shares were issued under the same terms and conditions as those sold in this private placement.

On November 12, 1998, the Series C Investors converted 78,250 of the Series C Preferred Stock for 782,500 shares of the Company's common stock.

As of December 31, 1998, the Company had declared and paid stock dividends, to the Series C Investors, totaling 25,225 shares of common stock. The market value of the stock dividends, as of the dividend dates, amounted to $20,912. On January 1, 1999, the Company calculated a stock dividend totaling 14,556 shares. In connection with this stock dividend, the Company accrued $14,556 of stock dividends payable to the Series C Investors at December 31, 1998. In the event of liquidation, dissolution or winding up of the Company, the holders of Series C Preferred Stock are entitled to share in the assets, if any, remaining after payment of all debts and liabilities of the Company, and after payment to Series A Preferred Stock holders and Series B Preferred Stockholders, which right is in preference to any payment at $10.00 per share to the holders of Common Stock.

Series D Preferred Stock

On December 31, 1998, the company entered into a Series D Preferred Stock and Warrant Purchase Agreement to sell up to 5,000 shares of Series D Convertible Preferred Stock. These shares have a par value of $.10 and were priced at $1,000 per share and were sold to accredited investors. This agreement is broken down into three closings of 2,000 shares, 1,000 shares, and 2,000 shares respectively, each closing is subject to the Company meeting certain financial and/or operational targets.

As of December 31, 1998 the Company had met the first and second targets and had received the funding for the first target. The Company has recorded a receivable for the second target, as of December 31, 1998, and has reflected the shares as issued in

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

the Statement of Stockholders Equity. The funding for the second target was received in January, 1999. The final target will be based on results as of February 28, 1999.

The shareholders of the Series D Preferred Stock are entitled to cumulative dividends at a rate of 10% per annum, payable in shares of the Company's Common Stock based on a share price equal to the average closing price of such Common Stock on the OTCBB for the quarter prior to the particular dividend date.

The Series D Preferred shares convert into common stock, and may be converted, at the option of the holder, at any time. Each share of Series D Preferred Stock is initially convertible into 666.67 shares of Common Stock based on a conversion price of $1.50. In the event that the average closing price for the Common Stock during the six month period ending November 30, 2002 is less than $5.00 per share, the conversion price that would otherwise have been in effect, at that date, will be reduced by 50%, and all modifications of the conversion price, if any, after November 30, 2002 shall be computed from the reduced conversion price. The average closing price in this calculation is based upon the average closing price in the quarter immediately prior to the dividend date of the Common Stock on the Nasdaq Over the Counter Bulletin Board.

Any shares of the Series D Preferred Stock that have not been converted to Common Stock by November 30, 2004, at the Company's option, may at any time thereafter be redeemed at a redemption price of $1,000.00 per share plus any accrued (whether or not declared) and unpaid dividends. If the Company chooses to redeem Series D Preferred Stock it must redeem all or none of the outstanding shares, with a 30 day written notice.

Additionally, the Company granted the Series D shareholders three warrants to purchase a total of 2,500,000 shares of common stock, at an exercise price of $1.25 per share. Each of the three warrants will be issued with the first, second, and third closing, as follows:


                                                # of shares
                                                underlying
                Closing                          warrant
           ---------------------------------------------------
            First                                1,500,000
            Second                                 500,000
            Third                                  500,000

Using the Black Scholes valuation method, the Company recorded approximately $720,000 of related expense, attributable to the first and second warrant, as an offset to additional paid in capital.

The Series D Preferred Stock agreement between the Company and the Series D Preferred Shareholders provides for certain anti-dilutive price-protection adjustments. The Series D Preferred Stock agreement also calls for certain protective provisions, which limit the Company's ability to amend, alter or repeal any provisions of the Company's Certificate of Incorporation, change the authorized number of directors on the Company's Board of Directors, change its principle business and repurchase or redeem any securities without approval from 66-2/3 for the Series D Preferred Shareholders.

In the event of liquidation, dissolution or winding up of the Company, the holders of Series D Preferred Stock are entitled to share in the assets, if any, remaining after payment of all debts and liabilities of the Company, and after payment to Series A Preferred Stockholders, Series B Preferred Stockholders and Series C Preferred

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

Stockholders, which right is in preference to any payment to the holders of Common Stock.

COMMON STOCK

In February 1997, the Company issued 50,000 shares of Common Stock for consulting services. The services were valued at $75,000, and recognized as expense in 1997.

In February 1997, after commencing active public trading, the Company issued 50,000 shares of Common Stock to a third party who performed certain consulting and promotional services. The Company recognized $200,000 of expense, based on the fair value of the Common Stock. The third party also received 50,000 warrants, which were valued at $83,500 (see "Warrants"). The total charge of $283,500 for the Common Stock and the warrants was recorded in the fourth quarter of 1997.

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

In February 1998, the Company agreed to issue 30,000 shares of common stock, to a third party, in exchange for consulting services which were issued in June 1998. Based on the fair market value, the Company valued the common stock issuance at approximately $83,000 and recorded the related expense.

On March 6, 1998, the Company issued 98,323 shares of common stock, in lieu of cash salaries and bonus, to officers and certain employees. Based on the fair market value of the common stock, the Company recognized approximately $234,000 of related salary expense.

On March 6, 1998, the Company issued 14,286 shares of common stock to two third parties in consideration for their consulting services. Based on the fair market value of the common stock, the Company recognized approximately $34,000 of related expense.

On April 30, 1998, the Company issued 45,113 shares of common stock to an officer upon resignation. Based on the fair market value of the common stock, the Company recognized approximately $113,000 of related expense.

On October 16, 1998, the Company issued 25,000 shares to a third party in exchange for office furniture. Based on the fair market value of the common stock, the Company recorded the asset at $20,300.

See Preferred Stock section for conversions to and dividends paid in common stock related to preferred stock instruments.

STOCK OPTIONS

In August 1996, the Company adopted the 1996 Stock Option Plan (the "Plan") that provides for the issuance of stock options to employees, directors (who are also employees), independent contractors, and consultants. The aggregate number of shares available for issuance under the Plan is the greater of 7,000 shares, or 7% of the number of shares of the Company's Common Stock which are outstanding from time to time.

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

Generally, options granted have five- to ten-year terms and vest and become fully exercisable in three years. Stock options issued under the Plan can be either incentive stock options or nonqualified stock options.

In December 1996, the Company adopted the 1996 Director Stock Option Plan (the "Director Plan") that provides for the issuance of stock options to the directors of the Company. The aggregate number of shares available for issuance under the Director Plan is the greater of 3,000 shares, or 3% of the number of shares of the Company's common stock which are outstanding from time to time. Generally, options granted have five-year terms and vest and become fully exercisable in three years. Stock options issued under the Director Plan can be either incentive stock options or nonqualified stock options.

In October 1997, both the Plan and the Director Plan were amended by the 1997 Incentive Plan (the "Amended Plan"). The Amended Plan assumed all outstanding stock options granted under the prior plans without modification. The Amended Plan provides for the issuance of stock options, stock appreciation rights, supplemental payments, restricted stock, performance units, performance shares, and other stock-based awards. Designated employees, outside directors, and consultants are eligible to participate. An aggregate of, 3,000,000 shares of Common Stock are available for issuance under the Amended Plan. Generally, options granted have ten-year terms and vest and become fully exercisable in three years. Stock options issued under the Amended Plan can be either incentive stock options or nonqualified stock options.

During 1998 and 1997, the Company issued nonqualified stock options under the Amended Plan, which had exercise prices approximate or equal to the fair market value of the Common Stock at the date of grant.

A summary of the Company's stock option activity and related information for 1997 and 1998 follows:

                                                        Weighted
                                                        average
                                                        exercise
                                          Options         price
                                       ----------------------------
                                  (In thousands, except price per share)
Outstanding -- beginning of year             -           $   -

Granted                                  2,109           $3.04

Forfeited                                  238           $2.66
                                       ---------
Outstanding -- December 31, 1997         1,871           $3.08

Exercised                                   35           $2.55

Granted                                  1,057           $1.30

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATENENTS
                               DECEMBER 31, 1998

Forfeited                                  781           $3.17
                                         -----
Outstanding - December 31, 1998          2,112           $2.14

Options exercisable at year-end            661           $2.58



                                              December 31
                                          1998            1997
                                       --------------------------
Weighted average fair value of
options granted during the year           $1.36          $2.27

Weighted average remaining
contractual life                         8.9 Yrs        9.3 Yrs

Range of exercise price                $.61 - $2.88   $2.78 - $5.75


The Company applies APB 25 in accounting for the Plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Pro forma information regarding net income and earnings per common share is required by SFAS 123 as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model ("Black - Scholes") with the following assumptions:

                                              December 31
                                          1998            1997
                                       --------------------------
Risk free interest rate                    5.05%           5.5%

Dividend yield                                0%             0%

Volatility factor                           .73            .47

Weighted average expected life
- stock options                           4 Years        2 Years

Weighted average expected life
- warrants                              1.5 Years        4 Years


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

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. Had compensation for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the methods of SFAS123, the Company's net income and earnings per common share would have been adjusted to the pro forma amounts indicated below:


                                          Year Ended December 31
                         -------------------------------------------------------
                                    1998                         1997
                         As Reported    Pro Forma    As Reported     Pro Forma
                         -------------------------------------------------------
                                  (In thousands, except price per share)

Net loss                 $(8,320,519)  $(9,517,608)  $(4,168,664)   $(4,787,655)

Loss per common share    $     (0.68)  $     (0.36)  $     (0.36)   $     (0.41)

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

During 1998, the Company granted to employees and officers options to purchase 1,056,609 shares of the Company's common stock. The exercise price of these options range from a low of $.61 to a high of $4.00. These options were granted under the 1997 Incentive Plan.

WARRANTS AND NON-EMPLOYEE OPTIONS

The following is a description of the outstanding warrants and stock options issued for services by the Company. The Company has determined the value of the warrants issued using either the minimal value method for all warrants granted prior to the Company's becoming effectively publicly traded on February 4, 1997, or the Black-Scholes model and the risk-free rate, dividend rate, volatility and weighted average expected life discussed above for stock options for all grants subsequent to February 4, 1997.

On November 1, 1997, the Company granted to two consultants options to purchase 150,000 shares of the Company's common stock, each with an exercise price of $4.88. The options were granted in exchange for consulting services. On April 23, 1998, the related consulting agreements were extended in term and the option agreement was modified to provide for immediate vesting of the options. Of the options granted, 100,000 were granted to a board member whose consulting services were devoted to the development of the Company's new transcription related product VoiceCOMMANDER 99(TM). As a result of these option grants, the Company has recorded $309,000 of deferred consulting expense. The expense is amortizable over the life of the agreement that expires on March 31, 1999. The stock options were valued using the Black-Scholes valuation model (Assumptions Described Above). For the year ended December 31, 1997 and 1998, the Company has recognized approximately $0 and $247,000 of related expense, respectively.

On June 1, 1998, the Company granted to three consultants options to purchase 382,000 shares of the Company's common stock, each with an exercise price of $1.88. The options were granted in exchange for consulting services. Of the options granted, 250,000 were granted to a board member whose consulting services were devoted to the development of the Company's new transcription related product VoiceCOMMANDER 99 (TM). As a result of these option grants, the Company has recorded $288,000 of deferred consulting expense. The expense is amortizable over the remaining life of the consulting agreements. The stock options were valued using the Black-Scholes valuation model (Assumptions Described Above). For the year ended December 31, 1998, the Company has recognized approximately $203,000 of related expense.

On May 15, 1998, the Company granted to the Company's Medical Advisory Board (the "MAB") options to purchase 255,000 shares of the Company's common stock, each with an exercise price of $2.06. The options were granted in exchange for three years worth of advisory services related to the Company's business efforts in the health care industry. On November 20, 1998 the Company and MAB mutually agreed to disband the MAB, for business reasons. In consideration for the term held by the MAB, the Company modified the previous grant and allowed the members of the MAB to keep fully vested options to purchase 85,000 shares of common stock. All other terms of the option agreements remained the same. As a result of the option grants, the Company has recognized approximately $73,950 of consulting expense. The stock options were valued using the Black-Scholes valuation model (Assumptions Described Above).

In August 1996, the Company granted to officers (and founding stockholders) 250,000 stock warrants with an exercise price of $0.14 per share and to non-employee directors of the Company 150,000 stock warrants with an exercise price of $0.14. The warrants were granted under the Director Plan discussed above and have a five-year life. During 1997, 294,434 of the warrants were exercised and 45,000 were forfeited. At December 31, 1997, 60,566 warrants are outstanding.

On September 16, 1996, the Company entered into a two-year Licensing Agreement with a professional athlete to use his name and likeness in marketing and promotional materials to be produced and published by the Company. Consideration paid for this licensing arrangement was 500,000 shares of Common Stock (included in the total shares outstanding at December 31, 1996) and a warrant to purchase another 500,000 shares at $1.50 per share at any time on or before August 31, 2001. None of the warrants have been exercised as of December 31, 1998.

On January 14, 1997 and September 5, 1997, the Company made to a third party two grants of 150,000 and 100,000 warrants, respectively, with an exercise price of $1.60 per share for both grants. The third party was engaged to perform consulting services to the Company during 1997. The Company has recognized $141,000, based on an analysis using the Black-Scholes model.

On February 14, 1997, the Company granted to a third party 50,000 warrants with an exercise price of $3.00 per share. The third party was engaged to perform consulting and promotional services related to the Private Placement completed in August 1997. The Company has recognized $83,500, based on an analysis using the Black-Scholes model.

Between May 15, 1997 and July 24, 1997, the Company granted 580,000 warrants (430,000 warrants to officers, 50,000 warrants to a director, and 100,000 warrants to others) at an exercise price of $1.60 per share. The warrants were granted in connection with bridge loans made by these individuals to the Company. The Company has recognized finance costs of $278,400, based on an analysis using the Black-Scholes model as discussed above. The Company recorded this charge in interest expense in the fourth quarter of 1997.

On July 21, 1997 the Company granted to a broker of the Private Placement a warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.78. In addition to this, on July 23, 1997, the Company sold to the same broker, for an aggregate price of $100, a warrant to purchase up to 168,750 shares of Common Stock for $1.78 per share. Broker fees of $345,750 were offset against the proceeds of the Private Placement. The broker fees were estimated using the Black-Scholes model.

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

In February 1998, the Company granted to a third party three warrants to purchase 85,000 shares of common stock. The three warrants are structured as follows:

                                                # of shares
                                                underlying      Exercise
                                                  warrant        price

                   First warrant                   30,000        $4.00
                   Second warrant                  25,000        $4.25
                   Third warrant                   30,000        $4.50

The warrants were granted in exchange for consulting services. Using the Black Scholes model, the Company assessed the fair value of the warrants at $118,700. At December 31, 1998, the Company recorded related expenditures of $94,960 and recognized a related deferred expenses of $23,740.

On March 11, 1998, the Company granted to a third party a warrant to purchase 150,000 shares of the Company's common stock, with an exercise price of $2.30. The warrant was granted in exchange for their assistance with the private placement of 3,000 shares of Series B Convertible Preferred Stock. As a result of this option grant, the Company recognized approximately $93,000 of expense allocable to paid-in-capital. The warrant was valued using the Black-Scholes model.

On July 22, 1998, the Company granted to an investment banking firm warrants to purchase 500,000 shares of the Company's common stock, with an exercise price of $1.50. The warrants were granted in exchange for their financial advisory services and assistance with private placements. As a result of these warrant grants, the Company has recorded $140,000 of deferred consulting expense. The expense is amortizable over the one-year life of the agreement. For the twelve months ended December 31, 1998, the Company recognized approximately $58,000 of consulting expense. The warrants were valued using the Black-Scholes model.

On July 31, 1998, the Company granted to a third party a warrant to purchase 220,750 shares of the Company's common stock, with an exercise price of $1.50. The warrant was granted in exchange for the third party's assistance with the private placement of 220,750 shares of Series C Convertible Preferred Stock. As a result of this option grant, the Company recognized approximately $66,000 of cost allocable to paid-in-capital. The warrant was valued using the Black-Scholes model.

On November 20, 1998, the Company agreed to grant to a third party three warrants. The first warrant grants the option to purchase 150,000 shares of common stock at an exercise price of $1.00. The second warrant grants the option to purchase 100,000 shares of common stock at an exercise price of $2.00. The third warrant grants the option to purchase 100,000 shares of common stock at an exercise price of $3.00. The third party was engaged to perform financial advisory services. As a result of these grants, the Company has estimated and recorded $59,000 of deferred consulting expense, based on an analysis using the black Scholes model. The expense is amortizable over the remaining life of the advisory agreement. For the twelve months ended December 31, 1998, the Company has recognized approximately $30,000 of related expense. The warrants were valued using the Black-Scholes model.

During December 1998, the Company granted 355,500 warrants to officers, a director and a third party (165,084 warrants to officers, 60,416 warrants to a director, and 130,000 warrants to a third party) at an exercise price range of $.94 per share to $1.06 per share. The warrants were granted in connection with bridge loans made by these

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998

individuals to the Company. The Company has recognized finance costs of approximately $122,000, based on an analysis using the Black-Scholes model. The Company recorded this charge in interest expense in the fourth quarter.

In connection with the sale of the Series D Preferred Stock, on December 31, 1998, the Company granted to the Series D Investor a two warrants to purchase common stock. The first and second warrant grant the Series D Investor the option to purchase 1,500,000 and 500,000 shares of the Company's common stock, respectively, at an exercise price of $1.25. The Company has estimated and recorded $720,000 as a reduction to paid in capital, based on an analysis using the Black Scholes model.

A summary of the Company's warrant activity and related information follows:

                                               WARRANTS        WEIGHTED
                                                               AVERAGE
                                                               EXERCISE
                                                                PRICE
                                         ---------------------------------------
                                                  (In thousands, except
                                                     price per share)

Outstanding - December 31, 1996                    870           $.88

Granted                                          1,149          $1.70

Exercised                                          294           $.14

Forfeited                                           45           $.14

Outstanding - December 31, 1997                  1,68O          $1.57

Granted                                          4,lO7          $1.60

Exercised                                           17           $.14

Forfeited                                          150          $2.30

Outstanding - December 31, 1998                  5,620          $1.58

Warrants exercisable at year end                 5,620          $1.58



                                                      December 31
                                                  1998           1997
                                               -------------------------
Weighted average fair value
of warrants granted during
the year                                          $1.41          $2.65

Weighted average remaining
contractual life                               2.5 Years      2.9 Years

                           APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

Range of exercise prices                          $0.14 -        $0.14 -
                                                  $4.88          $3.00

9. EARNINGS PER SHARE

The following table sets forth the computation of basic and dilutive loss per share:

                                                    1998           1997
                                                ---------------------------
Numerator:

  Net loss                                      $(8,320,519)   $(4,168,664)
  Preferred stock dividend                       (1,161,516)       (40,326)
                                                -----------    -----------
Numerator for basic and
diluted earnings per share
- loss available to Common
Stockholders                                    $(9,482,035)   $(4,208,990)

Denominator:

Denominator for basic and
dilutive earnings per share
- weighted average shares                        13,867,732     11,594,440
outstanding

Basic and diluted loss per
share                                                $(0.68)        $(0.36)


All outstanding options and warrants are antidilutive and therefore have not been included using the treasury stock method, for diluted computation. All potential common shares from conversions of preferred stock are antidilutive and have been excluded from diluted computations.

10. INCOME TAXES

At December 31, 1998 and 1997, the Company has net operating loss carryforwards of approximately $13,000,600 and $4,642,900 expiring in 2013 and 2012, respectively.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:

                                                  1998               1997
                                                ----------------------------
        Deferred tax liabilities:

        Depreciation expense                    $  5,870            $12,239
        Capitalized research and
        development                              124,905             53,092
                                                ----------------------------

                          APPLIED VOICE RECOGNITION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


        Total deferred tax liabilities             130,775           65,331

        Deferred tax assets:

        Net operating loss carryforward          4,420,189        1,578,586

        Deferred revenues                               --           23,336
        Research and development credit            165,894           77,205
        Stock based compensation expense           316,831           76,500
        Allowance for doubtful accounts             11,050          147,900
        Other                                        1,169              945
                                               -----------------------------
        Total deferred tax assets                4,915,133        1,904,472
                                               -----------------------------
        Net deferred tax asset                   4,784,358        1,839,141
                                               -----------------------------
        Valuation allowance for
        deferred tax assets                     (4,784,358)      (1,839,141)
                                               -----------------------------
        Net deferred taxes                     $         -      $         -
                                               =============================


The valuation allowance for the full amount of deferred tax assets has been reserved due to uncertainty concerning the Company's ability to utilize the benefit of the net operating loss.


11. NONCASH TRANSACTIONS

Following is a list of noncash transactions.

Year ended December 31, 1998:
  Note payable to sellers                                          $297,884
  Preferred stock payable issued in connection
   with acquisitions                                                708,827
  Capital lease obligations assumed in
   connection with acquisitions                                     107,846
  Issuance of common stock for furniture                             20,300
  Stock dividend payable                                            156,536
  Stock and warrants issued for services                          1,104,430
  Stock issued in lieu of cash compensation                         346,816
  Warrants issued in connection with bridge
   financing charged to interest expense                            121,959
  Issuance of Common Stock, Preferred Stock and
   warrants for private placement fees                              879,225
  Issuance of Preferred Stock in connection
   with Series D Funding                                          1,000,000
  Deemed Dividend on Series B Preferred                             852,995

Year ended December 31, 1997:
  Capital lease obligation for equipment                         $   55,047
   Preferred stock dividend paid with Common
   Stock                                                             40,326
  Warrants issued in connection with bridge
   financing charged to interest expense                            278,400
  Issuance of Common Stock and warrants for
   private placement fees                                           562,006
  Common Stock issued for legal services related
   to private placement                                              18,745
  Common Stock issued for consulting services                       403,500
  Common Stock issued for advertising                                45,000
  Common Stock issued in exchange for investment
   in Wade Cook stock                                               303,125

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


13. 401K PLAN

The Company has a 401K plan, which allows all of the company's employees to participate. The Company does not match any of the employee's contributions.

14. FOREIGN OPERATIONS

The Company has medical transcriptions operations in the Philippines and a immaterial amount of the Company's assets are located there.


15.  JOINT PRODUCT DEVELOPMENT AND DISTRIBUTION AGREEMENT

On December 31, 1997, the Company entered into a joint product development and distribution agreement with Voice It Worldwide ("Voice It") . Both the Company and Voice It agreed to commit technical and financial resources as would have been necessary to carry out the development of a joint product. In connection with this agreement, the Company purchased 471,700 shares of Voice It common stock at a price of $1.06 per share for a total of $500,000 and Voice It purchased 50,000 licenses of VoiceCOMMANDER/TM/ (formerly known as SpeechCOMMANDER) for $1,000,000. Both transactions were reflected in the December 31, 1997 financial statements. The Company believes that Voice It has breached its agreement with the Company by, among other things, failing to make contractually agreed upon payments for the software licenses. Because of this and the lack of success in the joint product development and distribution agreement, and Voice It's Chapter 11 bankruptcy, the Company has abandoned the strategy of joint development and distribution.

During the second quarter of 1998, the collectibility of the receivable due from Voice It, was assessed to be uncertain. Because of this, the Company wrote-off the remaining receivable balance of approximately $708,000.

16. VALUE ADDED RESELLER AGREEMENT

On September 30, 1998 the Company entered into a "Value Added Reseller Agreement" ("VAR Agreement") with Lernout & Hauspie Speech Products (L&H). L&H develops and licenses dictation software for use in the health care industry. The VAR Agreement gives the Company rights to a world-wide non-exclusive license of certain software products developed by L&H. On December 27, 1998, this agreement was ammended to include

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

additional requirements. In accordance with the amended agreement, the Company agreed to prepay L&H $1,000,000, in two installments. Of this amount, $650,000 was paid on December 31, 1998. The balance of $350,000 is due on March 15, 1999. The entire prepaid amount of $1,000,000 is reflected in the December 31, 1998 financial statements of which $560,000 is classified as long term.

17. INVESTMENTS

On September 12, 1997, the Company entered into an agreement with Wade Cook Financial Corporation ("Wade") . In accordance with the terms of the agreement, the Company exchanged 100,000 shares of its Common Stock for 14,433 shares (which subsequently have split to 129,897 shares) of Wade's common stock. The shares acquired are not registered under the Securities Act of 1933 or under any state securities laws. As the result of this, the Company cannot transfer or sell the acquired shares. As of December 31, 1998, physical transfer of relevant stock certificates between the Company and Wade had not occurred. Therefore, the Company wrote-off this investment and realized a loss of $303,125 on this investment.

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

18. COMMITMENTS AND CONTINGENCIES

On March 22, 1997, the Company's predecessor Applied Voice Technologies Partners, LTD and Nevada Gold & Casinos, Inc. ("Nevada Gold") completed a non-binding letter of intent ("LOI") that called for the creation of a joint venture for the development and marketing of voice activated gaming technology. According to Nevada Gold, it entered into two lease agreements, on furniture and computer equipment, pursuant to the terms of the LOI. Despite the willingness of both parties to execute the terms of the LOI, the joint venture was never created. On September 25, 1998, Nevada Gold filed a claim of breach of contract and unjust enrichment against the Company for failure to reimburse Nevada Gold for payments it made under the lease agreements. The Company has engaged legal counsel to research the matter and vigorously defend the company.

                          APPLIED VOICE RECOGNITION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

24. SUBSEQUENT EVENTS (UNAUDITED)

Acquisitions

Subsequent to December 31, 1998, the Company entered into three additional asset purchase agreements with transcription companies located in Texas. A description of these acquisitions follows:

On February 22, 1999 and February 26, 1999, Applied Voice Recognition, Inc., a Delaware corporation ("the Company") , through its wholly-owned subsidiary, e-Docs Health Care Information Services, Inc. , a Delaware corporation (the "Acquisition Sub"), acquired the assets of three transcription companies: PRN Transcription, Inc. ("PRN"); AM Transcription, Inc. ("AM"); and Reyna Transcriptions, Inc. ("Reyna") (collectively the "Acquired Companies").

PRN Transcription has been in business since 1988, and specializes in providing transcription services to the healthcare industry in east Texas. With its office in Tyler Texas, PRN Transcription provides transcription services to over 20 clients.

AM Transcription has been in business since 1990, and specializes in providing transcription services to the healthcare industry in and around the Dallas Metropolitan

                        APPLIED VOICE RECOGNITION FORM
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

Area. With its office in Richardson, Texas, AM Transcription provides transcription services to over 50 clients.

Reyna Transcription has been in business since 1989, and specializes in providing transcription services to the healthcare industry in and around the Houston Metropolitan Area. With its office in Richmond, Texas, Reyna Transcription provides transcription services to over 40 clients.

Pursuant to the three Asset Purchase Agreements (the "Agreements"), the Company acquired certain assets owned by the Acquired Companies including tangible personal property consisting of: equipment, computer hardware and software, and furniture and fixtures; and general intangibles comprised of: contracts, certain intellectual property, and certain business licenses.

The Acquired Companies were purchased for aggregate consideration of $1,451,000 consisting of:

(i)    $466,857 in cash
(ii) $744,633 of the Company's Series 2 Preferred stock, par value $.10 per share (the "Preferred Stock"). Of the $744,633, $570,634, will be issued to PRN, and AM in three equal annual installments with a stated value of approximately $190,000 each. The balance of $174,000 will be issued to PRN if it meets or exceeds certain revenue targets, as set for in the relevant agreement, over the next three years
(iii) promissory note issued by the Acquisition Sub in the aggregate principal amount of $175,000 (the "Note") and payable to Reyna.
(iv) the assumption of certain capital lease obligation with a buyout value of $64,509

The Preferred Stock carries an 8% cumulative dividend payable in cash or in additional shares of Preferred Stock at the Company's option. Dividends are payable quarterly and in arrears on the first day of each January, April, July and October commencing on January 1, 2000. Each share of the Preferred Stock when issued will be convertible, at any time, into a number of shares of Common Stock equal to (i) $100 per share of Preferred Stock being converted, plus any earned, but unpaid dividends, if any, divided by (ii) the greater of $1.00 per share or the average daily closing price of the Company's Common Stock for the thirty day period immediately preceding the effective date of any such conversion on the Over-The-Counter Bulletin Board. The Company has agreed to register such shares of Common Stock issued upon conversion of the Preferred Stock for resale under the Securities Act of 1933, as amended, at the expense of the Company. These shares of preferred stock are subject to automatic conversion if the Company undertakes an underwritten public offering with an aggregate market value of $10,000,000 or more. Any shares of the Preferred Stock may be redeemed, at the Company's option, after the third anniversary of the date of their issuance, at a redemption price of $100 per share plus any accrued but unpaid dividends. Except as otherwise required by the Delaware General Corporate Law, the holders of the Preferred Stock shall have no voting rights.

The Note is an unsecured obligation of the Acquisition Sub payable to Reyna. The Note bears interest at 8% per annum and is payable in three annual installments of cash on the day after the first, second, and third anniversaries of the closing date, each for the principal amount of $58,333, $58,333 and $58,334, repectively, plus accrued interest. In the case of an Event of Default (as defined in the Note), Reyna may accelerate the entire unpaid principal balance of the Note. After any such acceleration, any outstanding principal amount shall bear interest at the rate of 18% per annum.

Filing of DBA and name change
-----------------------------
On March 3, 1999, the Company filed a DBA that allows the Company to do business as e-Docs.net. On the same day, the Company's subsidiary AVRI Health Care Information Services, Inc., underwent a name change to e.Docs.net Health Care Information Services