Form 10KSB/A
period 1998-12-31
APPLIED VOICE RECOGNITION INC /DE/
filed 1999-04-30
CIK 780882

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

Yes [X]    No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Issuer's revenues for the 12 months ended December 31, 1998 were $717,357. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the Closing Price on the OTC Electronic Bulletin Board on April 29, 1999 of $1.28 was $12,818,914. As of April 30, 1999, the Issuer had
16,089,491 shares of its common stock, par value $.001 per share (the "Common Stock"), outstanding.

Traditional Small Business Disclosure Format (check one):
Yes [_]    No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

THE FOLLOWING TABLE PROVIDES INFORMATION CONCERNING EACH EXECUTIVE OFFICER AND DIRECTOR OF THE COMPANY AS OF THE DATE HEREOF:

Name                                     Age                       Position
------------------------------------------------------------------------------------------------
Timothy J. Connolly                       46   CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD

Robin P. Ritchie                          56   CHIEF OPERATING OFFICER AND PRESIDENT

H. Russell Douglas                        46   CHIEF TECHNOLOGY OFFICER AND DIRECTOR

Richard Cabrera                           44   CHIEF FINANCIAL OFFICER AND SECRETARY

Milton A. Spiegelhauer                    55   VICE PRESIDENT OF SALES AND MARKETING

Jan Carson Connolly                       49   DIRECTOR

Jo Lernout                                51   DIRECTOR

Thomas Denys                              31   DIRECTOR

J. William Boyar                          47   DIRECTOR

James S. Cochran, M.D.                    55   DIRECTOR

Raymond Betz                              54   DIRECTOR

Michael J. Wilson                         45   VICE CHAIRMAN AND DIRECTOR

Daniel Dornier                            37   DIRECTOR

TIMOTHY J. CONNOLLY has served as Chairman of the Board, Chief Executive Officer and President of the Company since August 1996. Mr. Connolly founded Applied Voice Technology, LP (the Company's predecessor) in November 1994 and served as
its managing partner until August 1996.   In 1984, Mr. Connolly formed Post Oak
Financial Corporation, an investment and mortgage-banking firm, and served as President of that corporation until October 1994. Mr. Connolly graduated from Texas A&M University with an undergraduate degree in Marketing and Management, and a Masters Degree in Business Administration.

ROBIN P. RITCHIE has served as Chief Operating Officer since July 1998. Mr. Ritchie was appointed President of the Company on February 8, 1999. Prior to joining the Company, he served six years as Vice President of Operations and Sales for Community Health Computing/ADAC Healthcare Information Systems. ADAC Laboratories is a healthcare/clinical equipment & services company listed on the NASDAQ National Market under the symbol "ADAC". Prior to joining ADAC, he spent nine years with McDonnell Douglas Network Systems. Mr. Ritchie holds a BA from the Virginia Military Institute and a Masters Degree from Texas Christian University. He is also a retired Colonel with 26 years of service in the United States Army.

H. RUSSEL DOUGLAS has served as Vice President of Research and Development/Chief
Technology Officer and a director of the Company since August 1996.   Mr.
Douglas was employed by Applied Voice Technology, LP from August 1995 through August 1996. From 1989 through August 1995, Mr. Douglas was a senior manager of Legent Corporation, an international computer software company, where Mr. Douglas was responsible for development and worldwide support of Legent's systems product line. Mr. Douglas began developing voice applications in 1986 as Vice President of Research and Development of VOTEK, an early voice applications company based in Ontario, Canada. Mr. Douglas received a BSC Degree in Economics and Commerce in 1977 from the Royal Military College of Canada, and a Masters Equivalent in Organizational Management in 1981 from the Canadian Military Staff School.

RICHARD CABERRA joined the Company in April 1999 as Chief Financial Officer. Mr. Cabrera, was formerly Vice President--Financial Analysis for Browning-Ferris International, Inc., BFI's international division. During the six-year period he was with BFI, division revenues grew from $80 million to $1.4 billion. As part of BFI's acquisition team, he closed the acquisition of one of Germany's largest waste disposal company doubling the division's assets and increasing net earnings by $82 million in the first year. Mr. Cabrera began his career with KPMG Peat Marwick and has held positions with Alliance Exploration, Inc. and US Ecology, Inc. Most recently, he has provided contract professional services to Fortune 500 companies such as Portland Gas & Electric, Southern California Edison, Edison International and Reynolds Metal Company.

MILTON A. SPIEGELHAUER joined the Company as Vice President of Sales and Marketing in September of 1998 after serving seven years with Auspex Systems, Inc. During his tenure there, he was promoted to the level of Senior Director, Global Accounts in 1997. He was responsible for forming the Global Account Organization of Auspex. His previous experience includes stints with MCI Telecommunications, Lane Telecommunications, Inc., as well as six years with Sperry Univac as Branch Sales Manager. Mr. Spiegelhauer graduated from the United States Airforce Academy in Colorado Springs, Colorado with a BS in Basic Sciences.

JAN CARSON CONNOLLY has served as a director of the Company since August 1996. From August 1996 to April 1998, Ms. Carson served as the Company's Vice President of Marketing. Prior to this, she was employed by Applied Voice Technology, LP. Ms. Carson Connolly was a news anchor and reporter for ABC, NBC and CBS in Houston, San Francisco, and several other cities from September 1983 through August 1995. Ms. Carson Connolly has over 24 years experience in television broadcast journalism during which time she was employed as a writer, producer, editor, reporter and news anchor. Ms. Carson Connolly graduated with a Bachelor of Arts Degree from Benedictine College in Atchison, Kansas.

JO LERNOUT since February 1999 has served on the Company's Board of Directors. Mr. Lernout is the co-founder of Lernout & Hauspie. He also serves as a managing director of the Board at Lernout & Hauspie and the Fund Manager of Flanders Language Valley Fund. Prior to founding Lernout & Hauspie in 1987, together with Pol Hauspie, Mr. Lernout served in various capacities for Wang Laboratories. He served as National Commercial Director of Wang Belgium from 1985-1987 and as Sales Manager for Office Automation from 1979 to 1984. Prior to this, Mr. Lernout served as General Manager of Garco Industries, Graphic division, in Boston, USA and in sales at Merk Sharp & Dome and Bull. He holds a Degree in Physics from Vlerick Management School in Ghent, Belgium.

THOMAS DENYS since February 1999 has served on the Company's Board of Directors. He has been Managing Director of Lernout & Hauspie Investment Corp. ("LHIC") since its incorporation. Mr. Denys was a Senior Associate at Loeff Claeys Verbeke, the leading Benelux based law firm where he was active in developing the business and Finance Department since 1992. Mr. Denys served as Belgium Counsel to Lernout & Hauspie since 1994 and was involved in the IPOs of more than a dozen other companies. Mr. Denys has been an assistant professor in Financial Law at the Catholic University of Leuven between 1996 and 1998. Mr. Denys holds a degree in law and a postgraduate degree in finance from the Catholic University of Leuven and a Master's in German law. Mr. Denys serves as a non executive director on the board of Krypton Electronic Engineering as well as on the boards of several of LHIC's investments.

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

J. WILLIAM BOYAR has been a director of the Company since August 1997. Mr.Boyar has been a shareholder in the firm of Boyar, Simon & Miller, P.C. since 1990. Mr. Boyar started his practice with Chamberlain, Hrdlicka, White & Waters as a corporate and partnership tax lawyer in 1976. He then joined the firm of Waters, Townsend & Boyar in 1979, which became Boyar, Norton & Blair in 1983. Mr. Boyar received his undergraduate degree from Tulane University, and his Law Degree from Tulane University School of Law.

MICHAEL J. WILSON has served as a director of the Company since September 1997. Mr. Wilson is currently President of Wilson & Associates, a privately-held management consulting firm. Mr. Wilson has served as President and CEO of Dynasty Technologies, Inc. from January 1996 to December 1996. Prior to joining Dynasty, Mr. Wilson served as President and a member of the Board of Directors of Uniface Corporation from July 1990 to January 1995. Mr. Wilson has also served as Vice President of Sales for Ingres Corporation and UCCEL. Mr. Wilson holds a BA Degree from Lewis University in Lockport, Illinois.

JAMES S. COCHRAN, M.D. since February 1999 has served on the Company's Board of Directors. Dr. Cochran currently practices with Urology Specialists & Associates, a private practice of eight physicians in Dallas Texas. Dr. Cochran also holds a position as Clinical Instructor in Urology at the University of Texas Southwestern Medical School as well as the Chief Medical Officer of Physicians Data Corp and Ultrasight, Inc. In addition to being a member of numerous professional societies such as the American Urological Association, the American Medical Association and the American Fertility Society, among others, he is also a member of several National Advisory Boards including Prime Medical Inc. and Indigo, Inc. Dr. Cochran is past president of the medical/dental staff of Presbyterian Hospital of Dallas and is Chairman of the Urology Process Improvement Committee.

DANIEL DORNIER since September 1998 has served on the Company's Board of Directors. From August 1991 to June 1993, Mr. Dornier was an Investment Banker with SBC-Warburg Dillon Reed. From June 1993 to June 1995, he served as a Private Investment Manager for various companies owned by the Dornier family. From 1995 to the present, Mr. Dornier has served as President of Dornier Capital Advisors, where he manages investment portfolios for high net worth individuals in Europe and in the United States.

BOARD CLASSES

At the Company's 1997 Annual Meeting, the shareholders approved an amendment to the Company's Certificate of Incorporation, which divided the Company's Board of Directors into three separate classes. Each class of the Board of Directors are elected to serve staggered three year terms. Class I and II directors will be elected at the 1999 Annual Meeting of Shareholders. Class I directors will serve a term ending upon the election of their successors at the Annual Meeting of Shareholders in 2001, while the successors to the Class II directors will be elected at the Annual Meeting of Shareholders in 2002. Class III will be elected at the Annual Meeting in 2000. There are no family relationships among the directors and officers of the company, except for Timothy J. Connolly and Jan Carson Connolly, who are husband and wife. None of the directors receive any compensation or reimbursement of out-of-pocket expenses to attend board meetings. However, all board members are eligible to receive stock options pursuant to the 1997 Incentive Plan.

Each officer of the Company serves at the discretion of the Board of Directors, subject to the terms of his employment agreement, if any, and is eligible to receive stock options pursuant to the 1997 Incentive Plan. See Item 10 "Executive Compensation" below, for a discussion of the Company's employment agreements. Each member of management devotes his full time to the Company's affairs.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires a company's directors and executive officers, and persons who own more than 10% of the equity securities of the Company to file initial reports of ownership and reports of ownership and reports of changes in ownership of the Common Stock with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports they file. The Company did not become subject to section 16(a) of the exchange act until January 9, 1998. The Company is aware that some 10% shareholders, officers and directors have been late in filings.

ITEM 10.  EXECUTIVE COMPENSATION

Summary of Compensation. The following table provides certain summary information concerning compensation paid or accrued during the fiscal years ended December 31, 1998, 1997 and 1996 to the Company's Chief Executive Officer and to each of the other most highly compensated executive officers during the fiscal year ended December 31, 1998 (the "Named Executive Officers"):

Summary Compensation Table

                                              Annual Compensation (1)            Long-Term Compensation
                                 -------------------------------------------------------------------------


                                                                                 Securities     All Other
Name and Principal                                              Other Annual     Under-lying     Compen-
    Position                 Year    Salary ($)    Bonus ($)  Compensation ($) Options/ SARs (#)sation ($)
-----------------------------------------------------------------------------------------------------------
Timothy J. Connolly
Chief Executive Officer      1998      224,417 (3)                  11,605 (2)
                             1997      157,833       24,399          9,433 (2)         500 (4)
                             1996       15,000                         750 (2)

Charles Skamser (6)
Chief Operating Officer      1998       12,500                       4,855 (2)                  104,167 (6)
                             1997      101,042        7,375          6,433 (2)         500 (4)
                             1996                                                  500,000 (5)

H. Russel Douglas
Chief Technology Officer     1998      188,401 (3)                   9,000 (2)
                             1997      113,500                       7,500 (2)         500 (4)
                             1996                                                  210,000 (5)


William Kennedy (7)          1998      123,750 (3)   32,458 (9)
Chief Financial Officer      1997       59,167                                         500 (4)
                             1996                                                  210,000 (5)

Carson-Connolly, Jan (8)     1998       38,100 (3)                 159,587 (8)
Vice-President of            1997       82,500       15,000                            500 (4)
 Marketing                   1996
                                                                                   100,000 (5)

(1) Amounts exclude perquisites and other personal benefits because such compensation did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each executive officer.

(2)  This amount includes commissions and car allowance.

(3) This amount includes 32,143, 21,429, 17,857 and 12,857 shares of common stock to Tim Connolly, H Russel Douglas, William T. Kennedy, and Jan Carson-Connolly, respectively, in lieu of cash salaries. The value of those transactions amounted to $76,001, $51,001, $42,500 and $30,600, respectively.

(4) The Company granted options to purchase 500 shares of common stock in December, 1997 as a holiday bonus.

(5) These amounts were issued in connection with the respective employment agreements.

(6) Mr. Skamser resigned February 1, 1998. This resulted in the forfeiture of 333,333 shares associated with an option for 500,000 shares. As a part of his employment agreement, Mr. Skamser was paid six months salary subsequent to his resignation date.

(7) On April 1, 1999, Mr Kennedy left the Company to pursue other interests. In connection with his departure, Mr. Kennedy will be paid 6 months salary and all of his employee stock options, granted to date, will fully vest.

(8) On April 30, 1998, Ms. Carson-Connolly resigned from her position as Vice-President of Marketing. This resulted in the forfeiture of an option to purchase 500 shares of common stock; however, the option to purchase 100,000 shares became fully vested. In addition, the Company issued 45,113 shares of common stock to Ms. Carson-Connolly upon her resignation.

(9) This amount includes 8,333 shares of common stock issued to Bill Kennedy in lieu of a cash bonus. The value of this transaction amounted to $19,833.

  Option Grants/SAR in Last Fiscal Year. There were no Options/SARs issued to the Named Executive Officers during the Last Fiscal Year.

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year Ended Option Values. The following table provides certain information with respect to options exercised during the fiscal year ended December 31, 1998 by the Chief Executive Officer and each of the Named Executive Officers listed in the preceding tables:

                                                         Number of Securities Underlying
                        Shares                            Unexercised Options at Fiscal       Value of Unexercised In-the-Money
                      Acquired On       Value                     Year-End(#)                   Options at Fiscal Year-End ($)
     Name             Exercise (#)   Realized ($)       Exercisable        Un-Exercisable      Exercisable(1)     Un-Exercisable(1)
Timothy Connolly           -               -                   500                    -               -

H Russel Douglas           -               -                70,000              140,000               -                   -
                           -               -                   500                    -               -                   -

William Kennedy(2)         -               -                70,000              233,750               -                   -
                           -               -                   500

Jan Carson-Connolly(3)     -               -               100,000                    -               -                   -


(1) The value for these options is not presented because the option price is less than the fair market value price of the Company's common stock.

(2) In April 1999, William Kennedy resigned from the Company to pursue other interests. In connection with his resignation, Mr. Kennedy's employee stock options became fully vested. All options are exercisable for a period up to three years.

(3) In April 1998, Jan Carson-Connolly resigned from the Company to pursue other interests. Despite her resignation, Ms. Connolly continues to serve on the Company's Board of Directors.

EMPLOYMENT AGREEMENTS WITH KEY PERSONNEL

  On July 1, 1997, the Company entered into an employment agreement with Timothy
J. Connolly, the Company's Chief Executive Officer. The initial term of the contract expires December 31, 2000. Thereafter, the contract shall be automatically extended for successive one-year periods unless terminated by Mr. Connolly or the Company. According to the agreement, Mr. Connolly will receive an annual base salary of $225,000 for 1998. After this, the annual base salary will increase to $250,000 and will remain at this amount until expiration date. In addition to the base salary, Mr. Connolly is entitled to receive an annual bonus. The annual bonus is determined at the beginning of each year and is contingent upon Mr. Connolly's ability to meet certain performance criteria.

  On April 1, 1997, the Company entered into an employment agreement with Charles W. Skamser the Company's COO. This employment agreement terminated on March 2, 1998, upon Mr. Skamser's election to leave the Company in pursuit of other interests.

  On April 1, 1997, the Company entered into an employment agreement with H. Russel Douglas, the Company's Chief Technology Officer. The initial term of the contract expires March 31, 2000. Thereafter, the expiration date of the contract shall be automatically extended for successive one-year periods unless terminated by Mr. Douglas or the Company. According to the agreement, Mr. Douglas will receive an annual base salary of $150,000 for 1998. After this, the annual base salary will increase to $175,000 and will remain at that amount until the expiration date. In addition to the base salary, Mr. Douglas is entitled to receive a quarterly bonus. The quarterly bonus is equal to 6-1/4% of the base salary and is contingent upon Mr. Douglas' ability to meet certain performance criteria. In accordance with the agreement, Mr. Douglas is entitled to participate in the Company's 1997 Incentive Plan.

  In May 1, 1997, the Company entered into an employment agreement with William
T. Kennedy the company's chief financial officer. The initial term of the contract expires April 30, 2000. The contract shall be automatically extended for successive one-year periods unless terminated by Mr. Kennedy or the Company. According to the agreement, Mr. Kennedy will receive an annual base salary of $125,000 from January 1, 1998 through

December 31, 1998. After this, the annual base salary will increase to $150,000. In addition to the base salary, Mr. Kennedy was entitled to receive quarterly bonuses. The quarterly bonuses are equal to 6-1/4% of the base salary and were contingent upon Mr. Kennedy's ability to meet certain performance criteria. In accordance with the agreement, Mr. Kennedy was entitled to participate in the Company's incentive plan. On April 1, 1999, Mr. Kennedy resigned from the Company to pursue other interests.

  In August 15, 1996, the Company entered into an employment agreement with Janet E. Carson as the Company's VP of Marketing and Director. The initial term of the contract was to expire on December 31, 1999. During the term of the agreement, Ms. Carson received an annual base salary of $90,000. On April 30, 1998, the Company issued 45,113 shares of common stock to Janet E. Carson upon her resignation and the employment agreement was terminated.

  On August 1, 1998, the Company entered into an employment agreement with Robin
P. Ritchie as the Company's Chief Operating Officer. The term of the agreement is effective until terminated by either the employer or employee. The initial term of the contract expires July 31, 2002. Thereafter, the expiration date of the contract shall be automatically extended for successive one-year periods. According to the agreement, Mr. Ritchie will receive an annual base salary of $150,000. In addition to the base salary, Mr. Ritchie is entitled to receive an annual bonus of up to $100,000. The bonus is contingent upon Mr. Ritchie's ability to meet certain performance criteria. In accordance with the agreement, Mr. Ritchie is entitled to participate in the Company's incentive plan.

  On April 15, 1999, the Company entered into an employment agreement with Richard A. Cabrera as the Company's Chief Financial Officer. The initial term of the contract expires April 14, 2002. Thereafter, the expiration date of the contract shall be automatically extended for successive one-year periods. According to the agreement, Mr. Cabrera will receive an annual base salary of $140,000 from April 15, 1999 through October 15, 1999. After this, the annual base salary will increase to $150,000 and will remain at that level until the expiration date of the agreement. in addition to the base salary, Mr. Cabrera is entitled to receive a quarterly bonus. The quarterly bonus is equal to 12-1/2% of the base salary and is contingent upon Mr. Cabrera's ability to meet certain performance criteria. In accordance with the agreement, Mr. Cabrera is entitled to participate in the Company's incentive plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, derived from the Company's transfer records, filings with the Securities and Exchange Commission and other public information, regarding the beneficial ownership of the Company's Common Stock as of April 1, 1999 by: (i) each person who is known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each of the named executive officers and directors, and (iii) all directors and executive officers as a group.

                                                    NUMBER OF SHARES OF COMMON STOCK                  BENEFICIAL OWNERSHIP %
NAME AND ADDRESS OF BENEFICIAL OWNERS (1)               BENEFICIALLY OWNED (2)                              OF SHARES
----------------------------------------------------------------------------------------------------------------------------------
Voice Technologies Partners Ltd.                                           5,920,000    (3)                  36.79%

Timothy J. Connolly                                                        4,854,622    (4)(3)               29.63%

Jan Carson Connolly                                                        4,854,622    (3)(5)               29.63%

L&H Investment Company NV                                                  5,833,333    (6)                  26.61%
  Flanders Language Valley
  50-8900 Ieper
  Belgium

Entrepreneurial Investors Limited                                          1,702,992    (7)                   9.96%
  Citibank Building, Second Floor
  East Mall Drive
  P.O. Box F-42544
  Freeport, Bahamas

H. Russel Douglas                                                          1,513,397    (3)(8)                9.35%

Jesse R. Marion                                                            1,023,166                          6.35%
  7751 San Felipe, Suite 100
  Houston, TX 77063

William T. Kennedy                                                           455,857    (9)                   2.76%

Michael J. Wilson                                                            408,333   (10)                   2.48%
  Wilson & Associates
  132 Settlers Drive
  Naperville, Illinois 60565

Daniel Dornier                                                               339,640   (11)                   2.07%
  25 Field Point Drive
  Greenwhich, Connecticut 06830

G. Edward Powell                                                             174,958   (12)                   1.08%
  Advanced Communications Group, Inc.
  390 South Woods Mill Road, Suite 150
  Chesterfield, Missouri 63017

H. William Boyar                                                             124,722   (13)                    .77%
  Boyar, Simon, & Miller
  4265 San Felipe, Suite 1200
  Houston, Texas 77027

Raymond R. Betz                                                               73,958   (14)                    .46%
  The Betz Companies
  610 West Green Road
  Houston, Texas 77067

Robin P. Ritchie                                                              26,500   (16)                    .16%

Milton A. Spiegelhauer                                                        25,000   (16)                    .16%

James S. Cochran, M.D.                                                        11,111   (15)                    .07%
  Urology Specialist & Associates
  8210 Walnut Hill Lane #208
  Dallas, Texas 75231

Jo Lernout                                                                    11,111   (15)                    .07%
  Lernout & Hauspie Speech Products
  Koning Alber I Iann 64
  1780 Wemmel Belgium

Thomas Denys                                                                  11,111   (15)                    .07%
  L&H Investment Company
  Sint Kispijnstraat
  B-8900 Ieper
  Belgium



(1) Except as otherwise indicated, the addresses for the above-referenced persons are at the Company.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchanges Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 30,1999 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.
(3) Mr. Connolly has voting and disposition control over the shares of Common Stock owned by Voice Technologies Partners, L.P., by virtue of owning all of the outstanding stock of Voice Technologies Management corp., the managing general partner of Voice Technologies Partners, L.P. Ms. Carson Connolly and Mr. Douglas also own partnership interests in Voice Technologies Partners, Inc., either in their individual capacities or through other entities in which they own ownership interests.
(4) Includes 134,662 shares of Common Stock issuable upon exercise of currently exercisable warrants in connection with the Bridge Loan Agreements and currently exercisable employee options. Also includes 2,587,382 shares of Common Stock beneficially owned by his wife, Jan Carson Connolly.
(5)  Includes 160,416 shares of Common Stock issuable upon exercise of currently exercisable warrants in connection with the Bridge Loan
     Agreement and currently     exercisable employee options.  Also includes
     2,267,239 shares of Common Stock beneficially owned by her husband, Timothy
     J. Connolly.
(6) Includes shares issuable upon conversion of 5,000 shares of Series D Preferred Stock, par value $.10 per share (the "Series D Preferred Stock"). For the purpose of estimating the number of shares of common stock, the Company calculated the number of shares of common stock issuable using the current conversion rate of the Series D Preferred Stock of $1.50 (subject to adjustment). This amount also includes 2,500,000 shares of common stock issuable upon exercise of currently exercisable warrants granted in connection with the Series D Preferred Stock Private Placement.
(7) Includes shares issuable upon conversion of 186,000 shares of Series A Preferred Stock, par value $.10 per share (the "Series A Preferred Stock"). for the purpose of estimating the number of shares of common stock, the Company calculated the number of shares of common stock issuable using the current conversion rate of the Series A Preferred Stock of 5.40 shares of common stock for each share of Series A Preferred Stock (subject to adjustment).
(8) Includes 103,834 shares of Common Stock issuable upon exercise of employee options.
(9) Includes 429,667 shares of Common Stock issuable upon exercise of currently exercisable warrants in connection with Bridge Loan Agreements and currently exercisable employee options.

(10) Includes 350,000 shares of Common Stock issuable upon exercise of currently exercisable warrants granted in connection with consulting services and 58,333 shares of Common Stock issuable upon exercise of director options.
(11) Includes shares issuable upon conversion of 30,000 shares of Series C Preferred Stock, par value $.10 per share (the "Series C Preferred Stock"). For the purpose of estimating the number of shares of Common Stock, the Company calculated the number of shares of Common Stock issuable in connection with the conversion of the Company's Series C Preferred Stock using the current conversion rate of the Series C Preferred Stock of 10 shares of Common Stock for each share of Series C Preferred Stock (subject to adjustment). Also included, are 36,944 shares of Common Stock issuable upon exercise of director options.
(12) Includes 155,833 shares of Common Stock issuable upon exercise of currently exercisable warrants in connection with Bridge Loan Agreements and director options.
(13) Includes 114,722 shares of Common Stock issuable upon exercise of director options.
(14) Includes 58,333 shares of Common Stock issuable upon exercise of director options.
(15) Includes 11,111 shares of Common Stock issuable upon exercise of director options.
(16) Includes 25,000 shares of Common Stock issuable upon exercise of currently exercisable warrants in connection with a Bridge Loan Agreement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Effective November 1, 1997 the Company entered into a consulting agreement with Michael J. Wilson, one of the Company's Directors. The agreement included a fee of $12,500 per month, for which Mr. Wilson received $25,000 in calendar year 1997 and $150,000 during 1998. Under this agreement, Mr. Wilson provided consulting services to the company directly relating to corporate operations and the implementation of the medical dictation/transcription piece of the Company's business plan. This consulting agreement term extends through April of 1999, as amended. In addition to the cash compensation, Mr. Wilson has been granted two warrants to purchase 350,000 shares of common stock.

  In January 1997, the Company entered into a consulting agreement with Frederick A. Huttner one of the Company's Directors. The agreement included a fee of $6,000 per month. Mr. Huttner provided consulting services relating to the review of strategic and operational plans and participation in the planning process; review of financial budgets, controls and reports; review of expansion plans; review of investment opportunities (including, without limitation, mergers, acquisitions, expansions or sales of majority or minority interests in the Company); participation in communications with the Board of Directors of the Company; and assisting the executive officers of the Company as requested. This consulting agreement expired on February 15, 1998.

  On August 14, 1997, the Company paid in full $580,000, under various bridge loan agreements (the "1997 Bridge Loans") entered into between May 15, 1997 and July 24, 1997, to Messrs. Connolly, Kennedy, Powell, Skamser, Mr. Robert Lopez (then an officer of the Company), and an unrelated shareholder of the Company in the amount of $180,000, $100,000, $50,000, $100,000, $100,000 and $50,000
respectively. The amount was paid in accordance with the provisions of the 1997 Bridge Loans, which called for full payment plus 12% interest at the earlier of six months or the receipt of the minimum proceeds of the private placement of $2,000,000. In connection with the Bridge Loan Agreements, the Company also issued warrants to purchase

580,000 shares of the Company's Common Stock at $1.60 per share, on a one warrant to one dollar of principal amount loaned.

  On September 25, 1997, the Board of Directors of the Company approved a change in the consulting agreement with Mr. Huttner. The Board approved and Mr. Huttner agreed that Mr. Huttner would surrender 200,000 of previously issued shares of Common Stock and receive 150,000 options priced at $1.60 issued under the Company's 1997 Incentive Plan and 50,000 shares of Common Stock. Additionally, the Board approved the issuance of 10,000 shares of Company Stock and the issuance of 50,000 of fully vested options priced at $1.60 in exchange for financial consulting services provided by Mr. Huttner.

  On September 30, 1998, the Company entered into a "Value Added Reseller Agreement" ("VAR Agreement") with Lernout & Hauspie Speech Products (L&H). L&H develops and licenses dictation software for use in the health care industry. The VAR Agreement gives the Company rights to a world-wide non-exclusive license of certain software products developed by L&H. On December 27, 1998, this agreement was amended to include additional requirements. In accordance with the amended agreement, the Company agreed to prepay L&H $1,000,000 (in two installments) for software licenses. Of this amount, $650,000 was paid on December 31, 1998 and the balance of $350,000 was paid on March 31, 1999. The entire prepaid amount of $1,000,000, of which $560,000 is classified as long-term, is reflected in the December 31, 1998 financial statements.

  During the month of December, 1998, the Company entered into various Bridge Loan Agreements (the "1998 Bridge Loans") with certain officers, a former employee and a third party. The aggregate balance of the 1998 Bridge Loans amounts to $335,333, and bear interest at 12% per annum. The 1998 Bridge Loans plus accrued interest are payable upon the earlier of six months following the date of the note or three business days following the receipt of $2,000,000 in equity funding. On December 31, 1998, the Company received $2,000,000 in equity funding and paid the 1998 Bridge Loans in January, 1999, plus accrued interest, in accordance with the agreement. In connection with the 1998 Bridge Loans, the Company granted warrants to purchase 355,495 shares of Common Stock resulting in approximately $122,000 of finance cost.

  On December 31, 1998, the Company entered into a Series D Preferred Stock and warrant purchase agreement to sell up to 5,000 share of Series D Convertible Preferred Stock to LHIC. Two Lernout & Hauspie executives, Jo Lernout and Thomas Denys, were appointed to the Board of Directors on February 8, 1999. The preferred shares have a par value of $.10 and were priced at $1,000 per share. This agreement is broken down into three closings of 2,000 shares, 1,000 shares and 2,000 shares. Each closing was subject to the Company meeting certain financial and/or operational targets. The first closing of 2,000 shares was completed on December 31, 1998. The second closing was completed on January 14, 1999, and the final closing was completed on March 15, 1999.

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

_____________
* Previously filed.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act and Rule 12b-15 promulgated thereunder, the Registrant caused this Amendment No. 1 to this Report to be signed on its behalf by the undersigned, therewith duly authorized on April 30, 1999.


April 30, 1999    APPLIED VOICE RECOGNITION, INC.


                  /s/ Timothy J. Connolly
                  ________________________   Chief Executive Officer,
                    Timothy J. Connolly      Chairman of the Board and Director

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