Form 10QSB
period 1999-03-31
APPLIED VOICE RECOGNITION INC /DE/
filed 1999-05-14
CIK 780882

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 0-23607

                        APPLIED VOICE RECOGNITION, INC.

       (Exact name of small business issuer as specified in its charter)

             Delaware                                    76-0513154
-----------------------------------------------------------------------------
(State # or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

                   4615 Post Oak Place, Suite 111, Houston, TX  77027
                    (Address of principal executive offices)

                                 (713) 621-5678
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]       NO [_]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 13, 1999: 16,089,491

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES [_] NO [X]

                                    PART I.
                             FINANCIAL INFORMATION

This report includes "forward looking statements" within the meaning of Section27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding the Company's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations and acquisitions. Although the Company believes the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations reflected in such forward looking statements will prove to have been correct. The ability to achieve the Company's expectations is contingent upon a number of factors which include (i) the Company's ability to produce and market its products in the healthcare transcription industry, (ii) effect of any current or future competitive products, (iii) ongoing cost of research and development activities, (iv) the retention of key personnel, and (v) capital market conditions. "e-DOCS.net(TM)" and "VoiceCOMMANDER(TM)" are our trademarks. This Report may contain trademarks and service marks of other companies.

ITEM 1.  FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

Item                                                                        Page
--------------------------------------------------------------------------------

Consolidated balance sheet as of March 31, 1999                                1

Consolidated statements of operations for the three months ended
 March 31, 1999 and March 31, 1998                                             2


Consolidated statement of stockholders' equity for the three months ended
 March 31, 1999                                                                3


Consolidated statement of cash flows for the three months ended
 March 31, 1999 and March 31, 1998                                             4


Notes to consolidated financial statements                                     5

                      APPLIED VOICE RECOGNITION, INC. dba
                                  e-DOCS.Net
                          Consolidated Balance Sheet
                                  (unaudited)



                                                                                            March 31
                                                                                              1999
                                                                                          -----------
ASSETS
Current assets
  Cash and cash equivalents                                                              $  1,203,531
  Accounts receivable, net of allowance of $32,500                                            812,651
  Inventory                                                                                    58,259
  Deposits and prepaid expenses                                                               489,226
  Deferred expenses                                                                            61,418
                                                                                         ------------
     Total current assets                                                                   2,625,085

Property plant and equipment, net                                                             877,571

Other assets:
  Prepaid licenses                                                                            860,000

  Capitalized software cost, net of accumulated depreciation of $83,673                       381,393
  Other intangibles, net of accumulated amortization of $13,835                             1,116,324
  Goodwill, net of accumulated amortization of $33,994                                      1,156,568
                                                                                         ------------
Total other assets                                                                          3,514,285

TOTAL ASSETS                                                                             $  7,016,941
                                                                                         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Trade accounts payable                                                                 $    354,732
  Accrued expenses                                                                            526,225
  Stock dividend payable                                                                      247,652
  Current portion of preferred stock payable                                                  835,338
  Common stock payable                                                                         13,500
  Note payable to related party                                                                91,103
  Current portion of capital lease obligation                                                 349,835
  Current portion of long-term debt                                                            79,960
  Deferred revenue                                                                             50,350
                                                                                         ------------
     Total current libilities                                                               2,548,695

Preferred stock payable, net of current portion                                               348,178
Capital lease, net of current portion                                                          86,206
Note payable to related party, net of current portion                                          97,331
                                                                                         ------------
     Total liabilities                                                                      3,080,410

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock; $.10 par value; 2,000,000 shares authorized.

  Series A; 186,000 shares issued and outstanding                                              18,600
  Series B; 2,285 shares issued and outstanding                                                   228
  Series C; 153,538 shares issued and outstanding                                              15,353
  Series D; 5,000 shares issued and outstanding                                                   500
Common stock; $.001 par value; 50,000,000 shares authorized; 16,050,994
  shares issued and outstanding                                                                16,049
Paid-in-capital                                                                            20,146,657
Accumulated deficit                                                                       (16,260,856)
                                                                                         ------------
     Total stockholders' equity                                                             3,936,531

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $  7,016,941
                                                                                         ============
See notes to finanical statements

                     APPLIED VOICE RECOGNITIONS, INC. dba
                                  e-DOCS.Net
                     Consolidated Statements of Operations
                                  (unaudited)



                                                                                 Three months ended March 31
                                                                              1999                          1998
                                                                        ------------------------------------------
Net consulting, hardware, software and related revenues                 $    469,949                   $   158,299
Net transcription service revenues                                           749,169                        17,388
                                                                        ------------------------------------------
  Total net revenues                                                       1,219,118                       175,687

Hardware, software and related cost of sales                                  52,567                        81,759
Transcription cost of sales                                                  500,745                        11,622
                                                                        ------------------------------------------
  Total cost of sales                                                        553,312                        93,381

Gross margin                                                                 665,806                        82,306

Operating expenses:
  Marketing and sales                                                        169,292                       279,765
  General and administrative                                               1,525,327                     1,185,903
  Research and development                                                   263,241                       180,775
                                                                        ------------------------------------------
Total operating expenses                                                   1,957,860                     1,646,443

Operating loss                                                            (1,292,054)                   (1,564,137)

Other income (expenses):
  Rental income                                                                3,600                             -
  Gain on disposal of asset                                                    4,003                             -
  Interest income                                                             11,961                         9,615
  Interest expense                                                           (46,833)                      (40,773)
                                                                        ------------------------------------------
Total other expense                                                          (27,269)                      (31,158)

Net Loss                                                                $ (1,319,323)                  $(1,595,295)
                                                                        ==========================================
Statement of comprehensive loss:
  Unrealized holding Loss                                                          -                      (312,646)
                                                                        ------------------------------------------
Comprehensive loss                                                      $ (1,319,323)                  $(1,907,941)
                                                                        ==========================================
Basic and diluted loss per share                                        $      (0.09)                  $     (0.12)
                                                                        ==========================================

See notes to finanical statements

                      APPLIED VOICE RECOGNITION, INC. dba
                                  e-DOCS.net
                Consolidated Statement of Stockholder's Equity
                   For The Three Months Ended March 31, 1999
                                  (unaudited)

                                       Common Stock     Preferred Stock    Preferred Stock   Preferred Stock    Preferred Stock
                                         Issued         Issued Series A    Issued Series B   Issued Series C    Issued Series D
                               --------------------------------------------------------------------------------------------------
                                    Shares    Amount    Shares    Amount   Shares   Amount   Shares    Amount   Shares   Amount
                               --------------------------------------------------------------------------------------------------
Balance at December 31, 1998     16,040,994  $16,039    186,000   $18,600  2,285    $ 228    153,538   $15,353   3,000  $   300

Exercise of options to
 purchase 10,000 shares of
 common stock.                       10,000       10          -         -      -        -          -         -       -        -

Sale of 2,000 shares of
 Series D Preferred stock
 in connection with private
 placement                                -        -          -         -      -        -          -         -   2,000      200

Issuance of one warrant to
 purchase a total of
 500,000 shares of common
 stock in connection with
 the Series D Private
 Placement.                               -        -          -         -      -        -          -         -       -        -

Accrual of stock dividend
 payable to the preferred
 stock investors                          -        -          -         -      -        -          -         -       -        -

Net loss for the three
 months ended March 31, 1999              -        -          -         -      -        -          -         -       -        -
                               --------------------------------------------------------------------------------------------------
Balance at March 31, 1999        16,050,994  $16,049    186,000   $18,600  2,285    $ 228    153,538   $15,353   5,000  $   500
                               ===================================================================================================



                                                                            Paid In Capital
                               ---------------------------------------------------------------------------------------------------
                                      Common      Preferred Series A  Preferred Series B  Preferred Series C   Preferred Series D
                               ---------------------------------------------------------------------------------------------------
Balance at December 31, 1998      $  11,973,339       $1,469,400          $2,600,211          $1,520,026           $2,889,320

Exercise of options to
 purchase 10,000 shares of
 common stock.                           9,990                 -                   -                   -                    -

Sale of 2,000 shares of
 Series D Preferred stock
 in connection with private
 placement                                   -                 -                   -                   -            1,999,990

Issuance of one warrant to
 purchase a total of
 500,000 shares of common
 stock in connection with
 the Series D Private
 Placement.                            275,000                 -                   -                   -                    -

Accrual of stock dividend
 payable to the preferred
 stock investors                             -                 -                   -                   -                    -

Net loss for the three
 months ended March 31, 1999                 -                 -                   -                   -                    -
                               ---------------------------------------------------------------------------------------------------
Balance at March 31, 1999         $  12,258,329       $1,469,400          $2,600,211          $1,520,026           $4,889,120
                               ===================================================================================================




                                 Reduction of paid in        Retained
                                       Capital                Deficit          Total
                               ---------------------------------------------------------
Balance at December 31, 1998        $ (2,315,429)       $  (14,850,417)    $  3,336,970


Exercise of options to
 purchase 10,000 shares of
 common stock.                                 -                     -           10,000

Sale of 2,000 shares of
 Series D Preferred stock
 in connection with private
 placement                                     -                     -        2,000,000



Issuance of one warrant to
 purchase a total of
 500,000 shares of common
 stock in connection with
 the Series D Private
 Placement.                             (275,000)                    -                -

Accrual of stock dividend
 payable to the preferred
 stock investors                               -               (91,116)         (91,116)

Net loss for the three
 months ended March 31, 1999                   -            (1,319,323)      (1,319,323)
                               ---------------------------------------------------------
Balance at March 31, 1999           $ (2,590,429)       $  (16,260,856)    $  3,936,531
                               =========================================================

                      APPLIED VOICE RECOGNITION, INC. dba
                                  e-DOCS.Net
                     Consolidated Statements of Cash Flow
                                  (unaudited)

                                                                                               Three Months Ended March 31
                                                                                          -----------------------------------------
                                                                                               1999                     1998
                                                                                          -----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                                    $(1,319,323)              $(1,595,295)

Adjustments to reconcile net (loss) to cash provided by operating activities:

   Depreciation and amortization                                                                122,575                    28,394
   Gain on disposal of assets                                                                    (4,003)                        -
   Stock options and warrants issued for services                                                     -                    34,000
   Stock issued in lieu of cash compensation                                                          -                   234,031
   Bad debt expense                                                                                   -                   100,000

Changes in operating assets and liabilities:

   Accounts receivable                                                                         (599,346)                   19,191
   Inventory                                                                                    (21,038)                   55,573
   Deposits, prepaids and deferred expenses                                                    (110,147)                   (3,400)
   Deferred revenues                                                                            (26,500)                   (4,707)
   Accounts payable and accrued expenses                                                       (336,251)                 (107,070)
                                                                                          ---------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                                        (2,294,033)               (1,239,283)

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of equipment                                                                       (105,516)                  (29,118)
   Investments                                                                                        -                  (312,646)
   Cash paid for purchase of transcription companies                                           (490,000)                        -
   Capitalized R&D costs                                                                              -                   (49,295)
                                                                                          ---------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                                          (595,516)                 (391,059)

CASH FLOWS FROM FINANCING ACTIVITIES

   Loan proceeds from related party                                                                   -                    37,091
   Principal payment on debt                                                                   (528,506)                  (14,008)
   Sales and lease back funding                                                                 240,000                         -
   Principal payments under capital lease                                                        (6,327)                   (3,010)
   Sale of preferred stock - Series B                                                                 -                 3,000,000
   Sale of preferred stock - Series D                                                         3,000,000                         -
   Stock options/warrants exercised                                                              10,000                    27,834
                                                                                          ---------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     2,715,167                 3,047,907

NET INCREASE (DECREASE) IN CASH                                                                (174,382)                1,417,565
                                                                                          ---------------------------------------
Cash at the beginning of the period                                                        $  1,377,913              $  1,207,235
                                                                                          =======================================
CASH AT END OF PERIOD                                                                      $  1,203,531              $  2,624,800
                                                                                          =======================================

See notes to financial statements

                        APPLIED VOICE RECOGNITION, INC.
                                dba e-DOCS.net
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
1.  THE COMPANY

NATURE OF BUSINESS

Applied Voice Recognition, Inc. dba e-DOCS.Net (the "Company") provides conventional and internet-based outsource electronic medical transcription services to clinics, outpatient centers, physicians and hospitals. The Company also develops and markets voice-enabled computer software programs tailored for use in the healthcare industry.

The Company was originally formed on August 15, 1996, as a Delaware Corporation. The Company became a Utah Corporation by virtue of a share exchange that was treated as a reverse merger on December 11, 1996 with Summa Vest, Inc. The Company was reincorporated as a Delaware Corporation, on January 29, 1998.

On December 1, 1998, the Company formed a new wholly owned subsidiary, AVRI Health Care Information Services, Inc., a Delaware Corporation (AVRI HealthCare), which was primarily formed for the purpose of acquiring companies in the transcription service business.

On March 3, 1999, the Company filed a DBA that allows the Company to do business as e-Docs.net. On the same day, the Company's subsidiary AVRI Health Care Information Services, Inc., underwent a name change to e-DOCS.net Health Care Information Services.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Applied Voice Recognition, Inc., a Delaware corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (the "SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1998, as reported in the form 10-KSB, have been omitted.

                        APPLIED VOICE RECOGNITION, INC.
                                dba e-DOCS.net
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


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

INTANGIBLES AND GOODWILL

Intangibles and goodwill are amortized using the straight-line method over their estimated useful lives, which range from 5 to 20 years. Intangibles include trade names and customer lists. Goodwill represents the excess purchase price over the fair value of net assets acquired for acquisition accounted for as purchases. The Company periodically monitors intangibles and goodwill to determine if subsequent events or circumstances have occurred that have compromised the viability of the asset. To the extent such an event has happened, the Company will make necessary revisions to the balance or amortization life. Management believes that there have been no such events or circumstances which warrant revision to the remaining useful life, or which affect the recoverability of intangibles and goodwill. For the three months ended March 31, 1999 and 1998, the Company incurred $32,274 and $-0-, respectively, of related amortization expense.

REVENUE RECOGNITION

The Company's primary revenue source is derived from the rendering of transcription services to the healthcare transcription market. These services are provided in the traditional manner and through the use of speech recognition technology. Fees for transcription-related services are based primarily on contracted per line rates, and revenue is recognized upon the rendering of services and delivery of transcribed materials. For the three months ended March 31, 1999 and 1998, the Company recorded $749,169 and $17,388, respectively, of transcription revenues.

                        APPLIED VOICE RECOGNITION, INC.
                                dba e-DOCS.net
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


The Company also develops and markets software that automates the transcription process by enabling voice to text translation. This software is marketed and sold to the healthcare transcription market as part of a bundled package that includes hardware, training and maintenance. With respect to revenue recognition, the Company has adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (e.g. software products, upgrades, enhancements, customer support, installation and training) to be allocated to each element on the relative fair values of the elements. The fair value of an element is based on evidence, which is specific to the vendor. The revenue allocated to software products, including specified upgrades or enhancements, generally is recognized upon delivery of the products. The revenue allocated to unspecified upgrades and updates and post contract customer support generally is recognized when upgrades are delivered or as the services are performed. If there is not appropriate evidence of the fair value for all elements of the arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The adoption of SOP 97-2, has not had a significant impact on revenues recognized by the Company.

In addition to the above, the Company also provides consulting services related to the development of language models and systems implementations. This revenue source is not considered to be a key component, from an on-going standpoint, however, the Company did earn significant consulting revenues during the first quarter of 1999. For the three months ended March 31, 1999 and 1998, the Company recorded $364,700 and $-0-, respectively, of consulting revenues. The Company recognizes consulting revenues upon the rendering of services.

COMPREHENSIVE INCOME

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

3. ACQUISITIONS

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

                        APPLIED VOICE RECOGNITION, INC.
                                dba e-DOCS.net
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


PRN Transcription has been in business since 1988, and specializes in providing transcription services to the healthcare industry in east Texas. With its office in Tyler Texas, PRN Transcription provides transcription services to over 20 clients.

AM Transcription has been in business since 1990, and specializes in providing transcription services to the healthcare industry in and around the Dallas Metropolitan Area. With its office in Richardson, Texas, AM Transcription provides transcription services to over 50 clients.

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

The Acquired Companies were purchased for aggregate consideration of $1,451,000 consisting of:

(i)    $466,857 in cash
(ii) $744,633 of the Company's Series 2 Preferred Stock, par value $.10 per share (the "Preferred Stock"). Of the $744,633, $570,634, will be issued to PRN, and AM in three equal annual installments with a stated value of approximately $190,000 each. The balance of $174,000 will be issued to PRN if it meets or exceeds certain revenue targets, as set for in the relevant agreement, over the next three years.
(iii) promissory note issued by the Acquisition Sub in the aggregate principal amount of $175,000 (the "Note") and payable to Reyna.
(iv) the assumption of certain capital lease obligation with a buyout value of $64,509

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

                        APPLIED VOICE RECOGNITION, INC.
                                dba e-DOCS.net
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

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

For purchase accounting purposes a preferred stock payable of $594,666 has been recorded for the net present value of the commitment to issue preferred stock on the purchase of the transcription company's acquired during the first quarter of 1999. The preferred stock payable has been discounted using a rate of 15%.

The Note is an unsecured obligation of the Acquisition Sub payable to Reyna. The Note bears interest at 8% per annum and is payable in three annual installments of cash on the day after the first, second, and third anniversaries of the closing date, each for the principal amount of $58,333, $58,333 and $58,334, respectively, plus accrued interest. In the case of an Event of Default (as defined in the Note), Reyna may accelerate the entire unpaid principal balance of the Note. After any such acceleration, any outstanding principal amount shall bear interest at the rate of 18% per annum.

4. STOCKHOLDERS' EQUITY

PREFERRED STOCK

On December 31, 1998, the company entered into a Series D Preferred Stock and Warrant Purchase Agreement to sell up to 5,000 shares of Series D Convertible Preferred Stock. These shares have a par value of $.10 and were priced at $1,000 per share and were sold to L&H Investment Company ("LHIC"). This agreement was broken down into three closings of 2,000 shares, 1,000 shares, and 2,000 shares respectively, each closing was subject to the Company meeting certain financial and/or operational targets.

As of December 31, 1998 the Company met the first and second targets and received the funding for the first target. The Company recorded a receivable for the second target, as of December 31, 1998, and reflected the shares as issued in the Statement of Stockholders' Equity, as of that date. The funding for the second target was received in January 1999 and the funding for the third target was received in March 1999. Upon receipt of funding for the third target, the Company issued the shares and accounted for these in the Statement of Stockholders' Equity.

                        APPLIED VOICE RECOGNITION, INC.
                                dba e-DOCS.net
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


WARRANTS

In connection with the third closing of the sale of the Series D Preferred Stock, on March 15, 1999, the Company granted to LHIC a warrant to purchase 500,000 shares of common stock, with an exercise price of $1.25. The Company has estimated and recorded $275,000 as a cost of capital, based on an analysis using the Black Scholes model.

DIRECTOR STOCK OPTIONS

On February 8, 1999, the Company granted options to purchase 119,444 shares of common stock to certain members of the Board of Directors in consideration for their term and contribution to the Board of Directors. The options were granted with an exercise price of $1.25 and vest within 12 to 19 months.

Also, on February 8, 1999, the Company granted a exercise price adjustment to a director's option to purchase 20,000 shares of common stock. The exercise price was adjusted from $3.00 to $1.00.

5. SALES AND LEASE BACK

On March 22, 1999, the Company completed a sales and lease back agreement (the "Agreement") with Commercial Money Center. In accordance with the Agreement, the Company sold computer equipment, software, office equipment and furniture, with an aggregate net book value of $202,270, for $240,000. The company recorded $37,730 of unearned profit on the sale and will amortize this into other income over three years.

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and dilutive loss per share:

                                        March 31, 1999         March 31, 1998
                                        --------------         --------------
Numerator:

  Net loss                                $(1,319,323)           $(1,525,295)
  Preferred stock dividend                    (91,116)               (40,326)
                                        -------------          -------------

Numerator for basic and diluted
 earnings per share - loss
 available to Common Stockholders         $(1,410,439)           $(1,565,621)

                        APPLIED VOICE RECOGNITION, INC.
                                dba e-DOCS.net
                  Notes to Consolidated Financial Statements
                                  (Unaudited)




Denominator:

Denominator for basic and dilutive
 earnings per share - weighted
 average shares outstanding                   16,045,661        13,053,806



Basic and diluted loss per share             $      (.09)      $      (.12)


All outstanding options and warrants are antidilutive and therefore have not been included using the treasury stock method, for diluted computation. All potential common shares from conversions of preferred stock are antidilutive and have been excluded from dividend computations.

7. COMMITMENTS AND CONTINGENCIES

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


8. SUBSEQUENT EVENT

The company has entered into negotiations to sell on a non-exclusive basis the Company's retail product VoiceCOMMANDER(TM) ("VC"). VC will be marketed directly by Internet Marketing Consortium on their internet sites. The profit sharing arrangement, is yet to be determined.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's current revenue is derived from: (i) the sale of traditional out-sourced transcription services (ii) the provision of ASR transcription services through its VoiceCOMMANDER 99(TM); (iii) the sale of licenses of its medical dictation voice recognition software applications and training and maintenance services associated with the installation and on-going use of the software; and
(iv) the sale of computer hardware that is bundled with software applications at the customers request.

In early 1998, the Company's business plan and marketing efforts focused on the sales of VoiceCOMMANDER 4.0(TM). This version of the Company's voice recognition software was sold to the general business community through retail sales channels and via the Company's Houston based sales force. In the first quarter of 1998, the Company narrowed the focus of its business plan and began concentrating its efforts solely on the medical transcription market.

Reflecting this change in the business plan, the Company redesigned the functionality of VoiceCOMMANDER 4.0 to meet the medical dictation needs of healthcare professionals. This resulting new version of the Company's voice recognition software was named VoiceCOMMANDER Professional Edition TM ("The Professional Edition") and was introduced in the second quarter of 1998. The Professional Edition was marketed and sold as a bundled package that included, among other peripherals, a personal computer and a hand-held digital recorder. The Professional Edition allowed physicians to dictate and record patient notes on the hand-held digital recorder as they make their patient visits. The information was then downloaded to a specially equipped personal computer where it is automatically transcribed, via voice recognition, to formatted text. The resulting transcription was produced with a high degree of accuracy and minimal need for transcriptionist intervention. The Professional Edition was sold from May 1998 to February 1999 as a complete solution to the in-house transcription needs of physicians.

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

To take advantage of the cost efficiencies provided by VoiceCOMMANDER 99, the Company has implemented a plan to acquire medical transcription companies. As of March 31, 1999, the Company had acquired transcription operations in Texas,

Colorado, Florida, New York area and an offshore transcription factory located in Manila, the Philippines. The Company intends to continue to acquire additional transcription companies, subject to availability, if any, of capital to finance the acquisitions. The Company's initial geographic focus will be centered in major metropolitan markets in the United States.

RESULTS OF OPERATIONS

Three months ended March 31, 1999 vs. three months ended March 31, 1998.

Net Revenues

Net revenues for the Company increased approximately 594% in the first quarter of 1999 to $1,219,118, up $1,043,431 from the first quarter of 1998. The increase is mostly attributable to two factors:

1. As the result of the Company's acquisition program, the Company acquired approximately $732,000 of transcription revenues for the three months ended March 31, 1999.

2. On January 11, 1999, the Company completed a consulting agreement with one of its investors. In accordance with the agreement, the Company developed medical language models, for a voice recognition product, and delivered these in the first quarter of 1999. The Company earned and booked $300,000 worth of revenue in connection with this agreement.

Cost of sales

Cost of sales consists primarily of transcription labor costs. Other components of cost of sales include hardware costs, other direct labor, and amortization of capitalized software costs. Total cost of sales increased approximately 493% in the first quarter of 1999 to $553,312, up $459,931 from the first quarter of 1998. The increase in cost of sales is wholly attributable to transcription labor costs, which increased approximately $489,000 as the result of the increase in transcription revenue. The increase in transcription labor costs was offset by the decrease in cost of sales attributable to hardware. Hardware cost of sales decreased as the result of decreased hardware sales.

Marketing and sales expense

Marketing and sales expense consists primarily of salaries of marketing and sales personnel and promotional expenditures. Marketing and sales expense decreased approximately 39% in the first quarter of 1999 to $169,292, down $110,473 from the first quarter of 1998. During 1998, the Company changed its business focus to concentrate solely on the medical transcription market and within that year, transitioned out of the retail voice recognition software market. Promotional expenditures in the first quarter of 1999 decreased approximately $96,000 from the same expenditures in the first quarter of 1998. In addition to this, the size of the sales staff decreased between these periods. This resulted in a decrease in salaries of approximately $14,000. The decrease of these expense items is attributable to lower promotional cost and sales requirements of the transcription industry.

General and administrative expense

General and administrative expense is comprised primarily of compensation and related expenditures for administrative and executive personnel, professional fees associated with legal, consulting, and accounting services, and general corporate overhead. General and administrative expense increased approximately 29% in the first quarter of 1999 to $1,525,327, up $339,424 from the first quarter of 1998. The main reason for the increase is attributable to incremental consulting, legal, and accounting services of approximately $178,000. Consulting services were incurred in connection with the beta testing, development, and roll-out of VoiceCOMMANDER 99(TM). In addition, consulting services were incurred in the development and implementation of a data gathering module to be used in accumulating statistical information generated by VoiceCOMMANDER 99(TM). This information will be used for billing purposes and for various performance metrics. Another factor attributable to the increase is the growth in administrative and executive personnel, which resulted in approximately $140,000 of incremental expenses. This increase is the direct result of acquisitions and the filling of key management positions. All other general and administrative costs increased approximately $21,000 due to higher telephone, occupancy, travel, depreciation and general office expenses. These expenditures increased as the result of the Company's acquisition program.

Research and development

Research and development expense consists primarily of personnel costs including salaries, benefits and consultant costs related to the development of the Company's products. Research and development expenses increased approximately 46% in the first quarter of 1999 to $263,241, up $82,466 from the first quarter of 1998. The increase in research and development costs, is attributable to the
increase in consulting related expenditures.   Consulting related expenditures
increased as the result of the quality assurance review of VoiceCOMMANDER 99(TM) and the development of macros, to be incorporated into VoiceCOMMANDER 99(TM), which will streamline the transcription process. Another factor contributing to the increase is the amortization of deferred consulting fees arising as the result of warrants granted to consultants in april 1998.

Interest income

Interest income consists primarily of interest earned on cash and cash equivalents. Interest income increased approximately 24% in the first quarter of 1999 to $11,961, up $2,346 from the first quarter of 1998. The increase is wholly attributable to the current year increase in invested funds as compared to same in prior year.

Interest expense

Interest expense increased approximately 15% in the first quarter of 1999 to $46,833, up $6,060 from the first quarter of 1998. The majority of the interest expense incurred in the first quarter of 1999 is attributable to preferred stock payable to the sellers of transcription companies acquired. The Company discounted the amount of preferred stock payable using a discount rate of 15%.

Income taxes

The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of March 31, 1999, the Company had generated net operating losses ("NOLs"), for financial reporting purposes, of approximately $13.6 million available to reduce future federal income taxes. These carry-forwards will begin to expire in 2011. The ability of the Company to utilize the carry-forwards is dependent upon the Company generating sufficient taxable income, and may be affected by annual limitations on the use of such carry-forwards if a change of control occurs due to future sales of the Company's capital stock. The Company has recorded a valuation allowance for all net deferred tax assets, including NOLs.

Net loss

Net loss decreased approximately 17% in the first quarter of 1999 to $1,319,323, down $275,972 from the $1,595,295 net loss recorded for the first quarter of 1998. This decrease is attributable to increased revenues of $1,043,431, which increased the gross margin by approximately $584,000 in the first quarter of 1999 as compared to the first quarter of 1998. As the result of the Company's growth through acquisitions, operating expenses increased by approximately $311,000. The balance of the decrease is attributable to changes in other income and expense.

Through the period ended March 31, 1999, the Company has incurred operating losses, since inception, of approximately $13.6 million. To date, the Company's operations have not been profitable and there is no assurance that they will become profitable in the future. As a result, the Company believes that its historical results of operations for the periods presented may not be directly comparable.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 the Company had cash and cash equivalents of $1,203,531 and working capital of $76,390. In comparison to December 31, 1998, working capital decreased approximately $504,000. This decreases is attributable to cash utilization.

Net cash used by operating activities

Net cash used by operating activities increased $1,054,354 from $1,239,283 for the three months ended March 31, 1998 to $2,293,637 for the three months ended March 31, 1999. The increase is primarily attributable to the following factors:

 .   The Company's acquisition program has resulted in incremental receivables for the quarter of approximately $599,000.

 .   The Company paid $350,000 related to the prepayment of software licenses to be used in connection with Voice COMMANDER 99(TM).

The balance of the increase is attributable to other changes in working capital.

Net cash used by investing activities

For the three months ended March 31, 1999, outflows from investing activities totaled $595,912. This total is comprised of purchases of property, plant and equipment, and cash paid for transcription companies of $105,912 and $490,000, respectively.


Net cash provided by financing activities

Net cash provided by financing activities amounted to $2,715,167. This is primarily comprised of the following:

 . The Company received $3,000,0000 in funding attributable to the second and third close of the Company's Series D Private Placement, which occurred on January 14 and March 15, 1999.
 .  The Company received $240,000  in connection with a sales and lease back arrangement.
 . The Company received $10,000 as payment for the exercise of a stock option. . The Company made principal payments on debt and capital leases of $534,833.

Cash position

The Company's cash position less known commitments and contingencies as of March 31 1999 plus cash generated from operations for the balance of fiscal year 1999 will not be adequate to fund the Company's on going operations in either the short-term or the long-term. In addition, the Company continues to incur operating losses and will continue to need additional working capital to fund its operations, research and development, and marketing efforts for the next fiscal year. If the Company is not successful in obtaining additional funding for its operations during

1999, there will exist substantial doubt as to the company's ability to continue as a going concern.

The Company's liquidity will be further reduced as amounts are expended for continuing research and development, expansion of sales and marketing activities and development of its administrative functions. Additionally, the Company's liquidity will also be reduced as amount are used for purchases of capital assets and the acquisition of transcription companies. As a result, the Company will be required to raise substantial additional capital during 1999 in order to fund its current operations. The Company intends to raise such additional funding through the sale of equity or convertible debt securities. However, there can be no assurance that the Company will be able to raise such additional capital when needed, or on terms commercially favorable to the Company, if at all. Such option will result in additional material dilution to the Company's stockholders.

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

If the Company is unable to obtain the financing commitments required to successfully implement its intended business plan, then the Company will implement contingency plans which may include: (a) the slow down in pace of its acquisition plan, (b) acceleration of its plans to increase production capacity in its offshore transcription facility in the Philippines and transfer the majority of transcription work to offshore production (c) the reduction of expenses primarily through the reduction of sales and administrative personnel and (d) the curtailment of the development and deployment of the Company's VoiceCOMMANDER 99 products

Successful implementation of this contingency plan is largely dependent upon hiring and training sufficient numbers of Philippine based transcriptionists to process a material percentage of the transcription workload of the Company. This contingency plan would increase the Company's exposure to the risks of doing business in a foreign country (as discussed below).

Business strategy

The Company's business strategy is to reduce the costs of medical transcription labor and increase the availability of medical transcription labor in two ways. First, the company's voicecommander 99 voice recognition software solution has been specifically engineered to reduce these direct labor costs. Second, less expensive offshore transcription labor will be used to further reduce labor costs and to free up domestic transcription capacity. Transcriptionist wages in countries such as the Philippines are as much as 50% to 75% less than comparable wages in the United States. In both these labor savings efforts, the Company recognizes not only cost savings but also an increase in processing capacity.

Management is aware that there are additional business risks inherent in offshore business operations. These risks include but are not limited to; currency fluctuations, civil unrest and inadequate services and communications infrastructure. Management believes that currency risks are minimal since no more than 45 days operating capital are retained in offshore accounts and all initial transfers are retained in dollar denominated accounts. Management has reviewed the existing infrastructure in the Philippines and believes that the services and communications infrastructure is adequate to meet the needs of the Company for the foreseeable future.

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

YEAR 2000

The year 2000 issue generally describes the various problems that may result from the failure of computer and other mechanical systems to properly process certain dates and date sensitive information. The Company's operations are reliant on several third party products and service relationships. A failure by any of these partners to adequately address the Year 2000 issue would adversely affect the Company's operation.

State of Readiness

The Company has undertaken initiatives to ensure that it is prepared for the Year 2000 issue. All of the software produced by the Company is created with industry standard tools and runs on industry standard operating systems and databases. These tools, operating systems and databases have been certified Year 2000 compliant by the manufacturers. In addition, the current systems used by the Company, to account for its day to day operations, were recently purchased and are certified as Year 2000 compliant by the manufacturer. As for future enhancements or additions to the current system, the Company has established a clear directive that requires these to be Year 2000 ready, prior to purchase.

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

Cost to address Year 2000 Issues

In most cases the purchased non-Year 2000 compliant equipment is at or near the end of its useful life. This equipmenT would have to be replaced in the normal course of operations. The cost associated with these replacements will be reflected in the normal results of operations.

Risks Associated with the Year 2000 Issues

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

Contingency Planning

In the event of a Year 2000 problem with the Internet, the Company would revert to processing it transcription business on Year 2000 compliant transcription recording systems. These systems are being purchased in the normal course of its business, as part of the Company's disaster recovery plans. The lack of availability of the Internet could require the use of traditional telephone lines. In the event of a failure of the Internet and the national or international telephone system, the Company could continue to process transcription utilizing couriers to move the transcription data, although at a greatly reduced capacity and productivity.

The Company's Year 2000 planning process, as discussed above, represent an ongoing process. As the company acquires new companies in the course of its expansion, each acquired company will undergo due diligence to ensure that all of its software and equipment are Year 2000 compliant. Although the Company believes it is taking the appropriate courses of action to ensure that material interruptions in business operations do not occur as a result of the Year 2000 conversions, there can be no assurances that the actions discussed herein will detect and correct all Year 2000 compliance issues. To the extent that the Company is unsuccessful in anticipating and eliminating any negative financial consequences of the Year 2000 issues the results of operations will be adversely affected. Among the factors which might affect the success of the Company's Year 2000 plans are: (i) the Company's ability to properly identify deficient system; (ii) the ability of third parties to adequately address Year 2000 issues or to notify the Company of potential deficiencies; (iii) the Company's ability to adequately address any such internal or external deficiencies; (iv) the Company's ability to complete its Year 2000 plans in a timely manner; and (v) unforeseen expenses relate to the Company's Year 2000 plans.

                                   PART II.
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES

REGISTRATION STATEMENT

On February 10, 1999, the Company filed an S-3 Registration Statement (the"S-3") which registered 5,551,895 shares of the Company's common stock, par value $.001 per share for resale by certain shareholders. The S3 was declared effective on February 25, 1999.

RECENT SALES OR ISSUANCE'S OF UNREGISTERED SECURITIES

Sale of preferred stock

On January 14 and March 15, 1999, the Company sold in a private placement, under Rule 506 of Regulation D, 1,000 and 2,000 shares, respectively, of the Company's Series D Convertible Preferred Stock, par value $.10 per share, for a sales price of $1,000 per share, to LHIC. These sales are a part of the Series D Preferred Stock and Warrant purchase agreement to sell up to 5,000 shares of Series D Convertible Preferred Stock, entered into, with LHIC, on December 31, 1998.

The shareholders of the Series D Preferred Stock are entitled to cumulative dividends at a rate of 10% per annum, payable in shares of the Company's Common Stock based on a share price equal to the average closing price of such Common Stock on the OTCBB for the quarter prior to the particular dividend date.

The Series D Preferred shares convert into common stock, and may be converted, at the option of the holder, at any time. Each share of Series D Preferred Stock is initially convertible into 666.67 shares of Common Stock based on a conversion price of $1.50. In the event that the average closing price for the Common Stock during the six month period ending November 30, 2002 is less than $5.00 per share, the conversion price that would otherwise have been in effect, at that date, will be reduced by 50%, and all modifications of the conversion price, if any, after November 30, 2002 shall be computed from the reduced conversion price. The average closing price in this calculation is based upon the average closing price in the quarter immediately prior to the dividend date of the Common Stock on the OTCBB.

Any shares of the Series D Preferred Stock that have not been converted to Common Stock by November 30, 2004, at the Company's option, may at any time thereafter be redeemed at a redemption price of $1,000 per share plus any accrued (whether or not declared) and unpaid dividends. If the Company chooses to redeem Series D Preferred Stock it must redeem all or none of the outstanding shares, with a 30 day written notice.

WARRANTS

In connection with the third closing of the sale of the Series D Preferred Stock, on March 15, 1999, the Company granted LHIC a warrant to purchase 500,000 shares of common stock, with an exercise price of $1.25.

Director stock options

On February 8, 1999, the Company granted options to purchase 119,444 shares of common stock to certain members of the Board of Directors in consideration for their term and contribution to the Board of Directors. The options were granted with an exercise price of $1.25 and vest within 12 to 19 months.

On February 8, 1999, the Company granted a strike price adjustment to a director's option to purchase 20,000 shares of common stock. The exercise price was adjusted from $3.00 to $1.00

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5.   OTHER INFORMATION

CHANGE IN OFFICER POSITION

On April 1, 1999, Mr Kennedy, the Company's Chief Financial Officer, resigned from the Company to pursue other interests.

On April 7, 1999, the Company hired Richard Cabrera to fill the Chief Financial Officer's postion. Mr.Cabrera, served as Vice President--Financial Analysis for Browning-Ferris International, Inc., BFI's international division. During the six-year period he was with BFI, division revenues grew from $80 million to $1.4 billion. Mr. Cabrera began his career with KPMG Peat Marwick and has held positions with Alliance Exploration, Inc. and US Ecology, Inc. Most recently, he has provided contract professional services to Fortune 500 companies such as Portland Gas & Electric, Southern California Edison, Edison International and Reynolds Metal Company.

NEW BOARD MEMBERS

Mr. Jo Lernout was appointed to the Board of Directors on February 8, 1999. Mr. Lernout is the co-founder of Lernout & Hauspie. He also serves as a managing director of the Board at Lernout & Hauspie and the Fund Manager of Flanders Language Valley Fund. Prior to founding Lernout & Hauspie in 1987, together with Pol Hauspie, Mr. Lernout served in various capacities for Wang Laboratories. He served as National Commercial Director of Wang Belgium from1985-1987 and as Sales Manager for Office Automation from 1979 to 1984. Prior to this, Mr. Lernout served as General Manager of Garco Industries, Graphic division, in Boston, USA and in sales at Merk Sharp & Dome and Bull. He holds a Degree in Physics from Vlerick Management School in Ghent, Belgium.

Mr. Thomas Denys was appointed to the Board of Directors on February 8, 1999.
He has been Managing Director of Lernout & Hauspie Investment Corp. ("LHIC") since its incorporation. Mr. Denys was a Senior Associate at Loeff Claeys Verbeke, the leading Benelux based law firm where he was active in developing the business and Finance Department since 1992. Mr. Denys served as Belgium Counsel to Lernout & Hauspie since 1994 and was involved in the IPOs of more than a dozen other companies. Mr. Denys has been an assistant professor in Financial Law at the Catholic University of Leuven between 1996 and 1998. Mr. Denys holds a degree in law and a postgraduate degree in finance from the Catholic University of Leuven and a Master's in German law. Mr. Denys serves asa non executive director on the board of Krypton Electronic Engineering as well as on the boards of several of LHIC's investments.

Mr. James S. Cochran, M.D. was appointed to the Board of Directors on February 8, 1999. Dr. Cochran currently practices with Urology Specialists & Associates, a private practice of eight physicians in Dallas Texas. Dr. Cochran also holds a position as Clinical Instructor in Urology at the University of Texas Southwestern Medical School as well as the Chief Medical Officer of Physicians Data Corp and Ultrasight, Inc. In addition to being a member of numerous professional societies such as the American Urological Association, the American Medical Association and the American Fertility Society, among others, he is also a member of several national advisory boards including Prime Medical Inc. and Indigo, Inc. Dr. Cochran is past President of the Medical/Dental staff of Presbyterian Hospital of Dallas and is Chairman of the Urology Process Improvement Committee.

AMENDMENT TO THE SERIES B CERTIFICATE OF DESIGNATION

On February 8, 1999, the Company, and the Series B Preferred Shareholders' agreed to amend the Series B Certificate of Designation. Under the terms of the original certificate of designation, the Series B Preferred Stock was convertible at 78% of the 5 day average closing bid price (the "Average"), as reported by Bloomberg, LP for the 5 consecutive trading days immediately preceding the applicable conversion date. However, the amendment provides that:
(a) if the Average is between $1.60 and $1.25, the Conversion Price shall be $1.25; (b) if the Average is between $1.25 and $.75, the Conversion Price shall be equal to the Average; and (c) if the Average is below $.75. the Conversion Price shall be $.75.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

3.1    Amendment to the Certificate of Designation for the Series B Preferred
       Stock
10.1   Employment agreement by Richard A. Cabrera and the Company date
       April 7, 1999

27.1   Financial Data Schedule

(B) REPORTS ON FORM 8-K

On January 15, 1999, the Company filed a Current Report on Form 8-K which described (i) the terms of the private placement of $3,000,000 of the Company's Series D Preferred Stock to Lernout & Hauspie Investment Company on December 31, 1999, (ii) the agreement by the Company's Series B Preferred Stockholders not to convert any additional shares of Series B Preferred Stock until February 12, 1999, and (iii) the resignation of Frederick A. Huttner from the Company's Board of Directors.

Also on January 15, 1999, the Company filed a current report on Form 8-K which described the Company's acquisition of Linda R. Whillhite transcription on December 31, 1999.

On February 17, 1999, the Company filed an amendment to its current report on Form 8-K dated December 16, 1998, which described the acquisition of Cornell Transcription, Inc., a New York Corporation. The Form 8-K was amendment to included the audited financials of the acquired business.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on this 13th day of May, 1999.



                                        APPLIED VOICE RECOGNITION, INC.



                                             /s/ Richard A. Cabrera
                                        -------------------------------
                                                 Richard A. Cabrera
                                        Chief Financial Officer and Secretary
                                        (on behalf of the registrant and as
                                         Chief Accounting Officer)