Form 10QSB
period 1999-06-30
APPLIED VOICE RECOGNITION INC /DE/
filed 1999-08-13
CIK 780882

================================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-23607


                         APPLIED VOICE RECOGNITION, INC.
        (Exact name of small business issuer as specified in its charter)


                DELAWARE                              76-0513154
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

YES [X]      NO [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF July 30, 1999: 16,555,340

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
YES [_] NO [X]


==============================================================================

                       APPLIED VOICE RECOGNITION, INC.
                                DBA e-DOCS.net


                              TABLE OF CONTENTS

                                                                      PAGE


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheet as of June 30, 1999................   4

          Consolidated Statements of Operations for the three and six
            months ended June 30, 1999 and 1998........................    5

          Consolidated Statements of Cash Flows for the six
            months ended June 30, 1999 and 1998........................    6

          Notes to Unaudited Consolidated Financial Statements.........    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................   13

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings............................................   17

Item 2.   Changes in Securities........................................   17

Item 5.   Other Information............................................   18

Item 6.   Exhibits and Reports on Form 8-K.............................   18

Signatures.............................................................   19

                                   PART I.
                            FINANCIAL INFORMATION

THIS REPORT INCLUDES "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS REPORT ARE FORWARD LOOKING STATEMENTS. SUCH FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS AS TO ESTIMATES, EXPECTATIONS, BELIEFS, PLANS, AND OBJECTIVES CONCERNING THE COMPANY'S FUTURE FINANCIAL AND OPERATING PERFORMANCE, AND AS INCLUDED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" REGARDING THE COMPANY'S ESTIMATE OF SUFFICIENCY OF EXISTING CAPITAL RESOURCES AND ITS ABILITY TO RAISE ADDITIONAL CAPITAL TO FUND CASH REQUIREMENTS FOR FUTURE OPERATIONS AND ACQUISITIONS. THE FORWARD LOOKING STATEMENTS ARE SUBJECT TO ASSUMPTIONS AND BELIEFS BASED ON CURRENT INFORMATION KNOWN TO THE COMPANY AND FACTORS THAT ARE SUBJECT TO UNCERTAINTIES, RISK AND OTHER INFLUENCES, WHICH ARE OUTSIDE THE COMPANY'S CONTROL, AND COULD YIELD RESULTS DIFFERING MATERIALLY FROM THOSE ANTICIPATED. THE ABILITY TO ACHIEVE THE COMPANY'S EXPECTATIONS IS CONTINGENT UPON A NUMBER OF FACTORS WHICH INCLUDE (I) THE COMPANY'S ABILITY TO PRODUCE AND MARKET ITS PRODUCTS IN THE HEALTHCARE TRANSCRIPTION INDUSTRY, (II) EFFECT OF ANY CURRENT OR FUTURE COMPETITIVE PRODUCTS, (III) ONGOING COST OF RESEARCH AND DEVELOPMENT ACTIVITIES,
(IV) THE RETENTION OF KEY PERSONNEL, AND (V) AVAILABILITY OF SUFFICIENT CAPITAL AND CAPITAL MARKET CONDITIONS. "E-DOCS.NET(TM)" AND "VOICECOMMANDER(TM)" ARE OUR TRADEMARKS. THIS REPORT MAY CONTAIN TRADEMARKS AND SERVICE MARKS OF OTHER COMPANIES.

ITEM 1.  FINANCIAL STATEMENTS

               APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                DBA e-DOCS.net
                          CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                                                       DECEMBER 31,        JUNE 30,
                                                                          1998               1999
                                                                      ------------       ------------
                   ASSETS
CURRENT ASSETS
    Cash and cash equivalents ..................................      $  1,377,913       $    357,984
    Accounts receivable, net ...................................           213,305          1,143,159
    Other receivable ...........................................         1,000,000               --
    Other current assets .......................................           337,718            149,474
                                                                      ------------       ------------
      TOTAL CURRENT ASSETS .....................................         2,928,936          1,650,617
Prepaid licenses ...............................................         1,000,000          1,300,000
Property and equipment, net ....................................           697,298          1,054,703
Goodwill, net ..................................................           657,888          1,500,401
Intangible and other assets ....................................         1,010,408          1,793,376
                                                                      ------------       ------------
      TOTAL ASSETS .............................................      $  6,294,530       $  7,299,097
                                                                      ============       ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Trade payables and accruals ................................      $  1,293,778       $  1,773,042
    Notes payable ..............................................           335,333          1,500,000
    Current portion of long-term debt ..........................           350,919            261,884
                                                                      ------------       ------------
      TOTAL CURRENT LIABILITIES ................................         1,980,030          3,534,926
Preferred stock obligations ....................................           708,827          1,722,924
Obligations payable in common stock ............................           170,036            369,453
Long-term debt, net of current portion .........................            98,666            448,265
                                                                      ------------       ------------
      TOTAL LIABILITIES ........................................         2,957,559          6,075,568

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Preferred stock, $.10 par value, 2,000,000 shares authorized
      Series A - 186,000 shares issued and outstanding .........         1,488,000          1,488,000
      Series B - 2,285 and 1,817 shares issued and outstanding .         2,507,439          1,993,881
      Series C - 153,538 shares issued and outstanding .........         1,129,107          1,129,107
      Series D - 3,000 and 5,000 shares issued and outstanding .         2,215,000          3,940,000
    Common stock, $.001 par, 50,000,000 shares authorized,
      16,040,994 and 16,555,340 issued and oustanding ..........           160,040             16,555
    Additional paid in capital .................................         8,591,424          9,347,659
    Warrants ...................................................         2,241,483          2,520,984
    Accumulated deficit ........................................       (14,851,522)       (19,212,657)
                                                                      ------------       ------------
      TOTAL STOCKHOLDERS' EQUITY ...............................         3,336,971          1,223,529
                                                                      ------------       ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............      $  6,294,530       $  7,299,097
                                                                      ============       ============

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                APPLIED VOICE RECOGNITIONS, INC. AND SUBSIDIARIES
                                 DBA e-DOCS.net
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                   ------------------------------      ------------------------------
                                                       1998              1999               1998             1999
                                                   ------------      ------------      ------------      ------------
REVENUE:
    Medical Transcription ....................     $    103,273      $  1,131,741      $    120,661      $  1,880,910
    Consulting, hardware, software and related           96,199              --             254,498           469,949
                                                   ------------      ------------      ------------      ------------
      TOTAL REVENUE ..........................          199,472         1,131,741           375,159         2,350,859
COST OF SALES:
    Medical Transcription ....................           63,267           795,170            70,389         1,295,915
    Consulting, hardware, software and
      related ................................           29,088              --             115,347            52,567
                                                   ------------      ------------      ------------      ------------
      GROSS MARGIN ...........................          107,117           336,571           189,423         1,002,377
OPERATING EXPENSES:
    Marketing and sales ......................          471,674           179,750           751,439           349,042
    General and administrative ...............        1,178,632         2,414,192         2,364,535         3,939,519
    Research and development .................           39,874           232,624           220,649           495,865
                                                   ------------      ------------      ------------      ------------
      OPERATING LOSS .........................       (1,583,063)       (2,489,995)       (3,147,200)       (3,782,049)
OTHER INCOME (EXPENSE):
    Interest income ..........................           13,080             8,873            22,695            20,834
    Interest expense .........................          (37,239)         (243,023)          (78,012)         (289,856)
    Other, net ...............................             --             (66,002)             --             (58,399)
                                                   ------------      ------------      ------------      ------------
      TOTAL OTHER INCOME (EXPENSE) ...........          (24,159)         (300,152)          (55,317)         (327,421)
                                                   ------------      ------------      ------------      ------------
NET LOSS .....................................     $ (1,607,222)     $ (2,790,147)     $ (3,202,517)     $ (4,109,470)
                                                   ============      ============      ============      ============
PREFERRED STOCK DIVIDENDS ....................           45,561           160,549            45,561           251,665
                                                   ------------      ------------      ------------      ------------
NET LOSS TO COMMON STOCKHOLDERS ..............     $ (1,652,783)     $ (2,950,696)     $ (3,248,078)     $ (4,361,135)
                                                   ============      ============      ============      ============
NET LOSS PER COMMON SHARE - BASIC AND DILUTED      $       (.12)     $       (.18)     $       (.25)     $       (.27)
                                                   ============      ============      ============      ============

SHARES USED IN COMPUTING NET LOSS PER
  COMMON SHARE - BASIC AND DILUTED ...........       13,149,384        16,121,247        13,149,384        16,077,881
                                                   ============      ============      ============      ============

STATEMENT OF COMPREHENSIVE LOSS:
    Net loss .................................     $ (1,607,222)     $ (2,790,147)     $ (3,202,517)     $ (4,109,470)
    Unrealized holding gain (loss) ...........           64,079              --            (248,567)             --
                                                   ------------      ------------      ------------      ------------
COMPREHENSIVE LOSS ...........................     $ (1,543,143)     $ (2,790,147)     $ (3,451,084)     $ (4,109,470)
                                                   ============      ============      ============      ============

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

               APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                DBA e-DOCS.net
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (UNAUDITED)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                  ----------------------------
                                                                                      1998             1999
                                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ................................................................     $(3,202,517)     $(4,109,470)
    Adjustments to reconcile net income to cash used in operating activities:
      Depreciation and amortization .........................................          70,998          285,661
      Stock issued for services .............................................          34,001            5,529
      Stock issued as compensation ..........................................         318,620           32,916
      Stock options and warrants issued for services ........................         196,000             --
      Accretion of preferred stock obligations and warrant amortization .....            --            207,077
    Changes in operating assets and liabilities:
      Accounts receivable ...................................................         466,842         (760,142)
      Accounts payable and accruals .........................................        (608,785)         332,371
      Other, net ............................................................        (172,148)         192,763
                                                                                  -----------      -----------
        Net cash used by operating activities ...............................      (2,896,989)      (3,813,295)

CASH FLOW FROM INVESTING ACTIVITIES:
    Cash paid for acquisitions ..............................................            --           (736,857)
    Purchase of equipment ...................................................        (102,919)        (321,533)
    Capitalized research and development costs ..............................        (143,074)            --
                                                                                  -----------      -----------
        Net cash used by investing activities ...............................        (245,993)      (1,058,390)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock and warrants ..................       3,000,000        2,700,000
    Proceeds from issuance of debt and warrants .............................            --          1,742,529
    Proceeds from the exercise of common stock options and warrants .........          90,308           10,000
    Debt repayments .........................................................        (133,434)        (600,773)
                                                                                  -----------      -----------
        Net cash provided by financing activities ...........................       2,956,874        3,851,756

NET DECREASE IN CASH ........................................................        (186,108)      (1,019,929)

CASH AND CASH EQUIVALENTS:
    Beginning of period .....................................................       1,207,235        1,377,913
                                                                                  -----------      -----------
    End of period ...........................................................     $ 1,021,127      $   357,984
                                                                                  ===========      ===========

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

               APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                DBA e-DOCS.net
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Applied Voice Recognition, Inc., a Delaware corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (the "SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1998, as reported in the Form 10-KSB, have been omitted.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 1998, the Company incurred a net loss of approximately $8.3 million and had negative cash flow from operations of approximately $6.0 million, and for the six months ended June 30, 1999 the Company incurred a net loss of $4.1 million and negative cash flow from operations of approximately $3.8 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently pursuing additional financing, although there can be no assurance that the Company will be successful in its financing efforts or that such financing will be on terms favorable to the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Certain reclassifications have been made to prior year balances in order to be consistent with current year presentation.

2.    ACQUISITIONS

The following acquisitions, all of which have been accounted for using the purchase method of accounting, have been included in the consolidated financial statements since the date of acquisition. The pro forma effects of these acquisitions, individually or in the aggregate, are not material to the Company's financial condition or the results of operations.

A WORD ABOVE. In May 1999, the Company acquired A Word Above, Inc., a medical transcription services company operating in the greater Houston, Texas metropolitan area since January 1988. Total consideration consisted of $300,000 in cash and a $700,000 Series 2 Preferred Stock Obligation (see description below), payable in three annual installments.

PRN TRANSCRIPTION. In February 1999, the Company purchased the assets of PRN Transcription, Inc., ("PRN") a medical transcription services company operating in eastern Texas since 1988. Total consideration consisted of $200,000 in cash, a $377,000 Series 2 Preferred Stock Obligation (see description below), payable in three annual installments and a contingent $174,000 Series 2 Preferred Stock Obligation. The contingent Series 2 Preferred Stock Obligation is payable upon PRN achieving certain revenue targets, as defined.

               APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                DBA e-DOCS.net
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


AM TRANSCRIPTION. In February 1999, the Company purchased the assets of AM Transcription, Inc., a medical transcription services provider operating in the greater Dallas, Texas metropolitan area since 1990. Total consideration consisted of $200,000 in cash, assumption of approximately $56,000 of capital lease obligations and a $194,000 Series 2 Preferred Stock Obligation (see description below), payable in three annual installments.

REYNA TRANSCRIPTION. In February 1999, the Company purchased the assets of Reyna Transcriptions, Inc., a medical transcription services company operating in the greater Houston, Texas metropolitan area since 1989. Total consideration consisted of $75,000 in cash and a $175,000 promissory note, and assumption of approximately $8,000 of capital lease obligations. The promissory note bears interest at 8% and is payable in three annual installments of principal and interest.

The Series 2 Preferred Stock Obligations require the Company to issue preferred stock ("Preferred Stock") in three annual installments from the anniversary date of the acquisition. The Preferred Stock will have a liquidation preference and stated value of $100 per share and carries an 8% cumulative dividend payable in cash or in additional shares of Preferred Stock at the Company's option. Dividends are payable quarterly and in arrears on the first day of each January, April, July and October commencing on January 1, 2000. Each share of the Preferred Stock when issued will be convertible, at any time, into a number of shares of common stock equal to (i) $100 per share of Preferred Stock being converted, plus any earned, but unpaid dividends, if any, divided by (ii) the greater of $1.00 per share or the average daily closing price of the Company's Common Stock for the thirty day period immediately preceding the effective date of any such conversion on the Over-The-Counter Bulletin Board. The Series 2 Preferred Stock Obligations have been recorded at their present value for purposes of purchase accounting.

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

3.    SERIES D PREFERRED STOCK AND WARRANTS

On December 31, 1998, the company entered into a Series D Preferred Stock and Warrant Purchase Agreement (the "Series D Agreement") to sell up to 5,000 shares of Series D Convertible Preferred Stock. These shares have a par value of $.10 and were priced at $1,000 per share and were sold to L&H Investment Co., N.V., (the "Stockholder"). The Series D Agreement was structured into three closings of 2,000 shares, 1,000 shares, and 2,000 shares respectively. Each closing was subject to the Company meeting certain financial and/or operational targets. In connection with each closing, the Company issued warrants, expiring December 31, 2003, to purchase 1,500,000, 500,000 and 500,000 shares, respectively, at an exercise price of $1.25 per share. Pursuant to the Series D Agreement, two representatives of the Stockholder were appointed to the Company's board of directors.

As of December 31, 1998, the Company had achieved the first and second targets and received the funding for the first target. The funding for the second target was received in January 1999. The Company achieved the third target and received the related funding for the third closing in March 1999. The Series D Convertible Preferred Stock and warrants have been recorded at their respective fair values.

               APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                DBA e-DOCS.net
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


In addition to the Series D Agreement, the Company entered into a convertible promissory note and warrant purchase agreement, dated May 24, 1999, with the Stockholder and a value-added resellers agreement with Lernout & Hauspie Speech Products N.V., an affiliate of the Stockholder, dated September 30, 1998 (amended December 27, 1998); see discussion of the convertible promissory note and warrant agreement in Note 4., and the value added resellers agreement in
Note 8.

4.    CONVERTIBLE PROMISSORY NOTE AND WARRANT

The Company received aggregate proceeds of $1,500,000 from a convertible promissory note (the "Promissory Note") and a warrant (the "Warrant") which were issued pursuant to the Convertible Promissory Note and Warrant Purchase Agreement (the "Purchase Agreement"), dated May 24, 1999, with the Stockholder. The Promissory Note bears interest at 9% and matures the earlier of November 24, 1999, a purchase of a majority of the stock of the Company or a sale of substantially all of the Company's assets. The Promissory Note and accrued interest automatically convert upon the completion of the Next Qualified Equity Financing ("Equity Financing"), as defined, into the same class and series, and have the same rights and limitations including, but not limited to anti-dilution protection and registration rights, as the Company's stock, which is the subject of the Equity Financing ("Next Stock"). The conversion price is the lower of the per share purchase price of Next Stock and $1.00; the conversion feature expires November 24, 1999.

Pursuant to the Purchase Agreement, the Company will issue the Warrant to the Stockholder at an initial exercise price of $1.25 per share of common stock, subject to anti-dilution protection as defined, expiring May 31, 2002. The Warrant may be exercised for the number of shares of common stock equal to the coverage ratio ("Coverage Ratio") times the principal amount of the Promissory Note divided by the per share value of the Company's common stock sold in the Equity Financing. The Coverage Ratio shall be 20% if the Equity Financing has occurred on or before July 24, 1999 and increases by 10% per month until the Company completes the Equity Financing or the Coverage Ratio reaches 60% (after October 24, 1999). The fair value of the Warrant is being expensed as a finance charge in accordance with the monthly increase in the Coverage Ratio. During the three months ended June 30, 1999, the Company recognized $147,000 of finance charges related to the Warrant.

5.    SALES AND LEASE BACK

On March 22, 1999, the Company completed a sale and lease back agreement (the "Agreement") with Commercial Money Center. In accordance with the Agreement, the Company sold computer equipment, software, office equipment and furniture, with an aggregate net book value of $202,270, for $240,000. The company recorded $37,730 of unearned profit on the sale and will amortize this into other income over three years.

6.    STOCKHOLDERS' EQUITY

During the six months ended June 30, 1999, pursuant to the terms of the Series B Preferred Stock, 468 shares of Series B Preferred stock were exchanged for 425,733 shares of common stock.

During the six months ended June 30, 1999, warrants to purchase 400,000 shares of common stock expired. The warrants had an original fair value of $143,000, which was reclassified from warrants to additional paid-in capital.

               APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                DBA e-DOCS.net
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


7.    EARNINGS PER SHARE

Basic earnings per common share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per common share considers all potentially dilutive securities that were outstanding during the period. The Company has potentially dilutive securities outstanding including stock options, warrants, convertible debt and convertible preferred stock. Both basic and diluted earnings per common share are the same for each of the periods presented as inclusion of such potentially dilutive securities was antidilutive.

8.    COMMITMENTS AND CONTINGENCIES

LITIGATION

On March 22, 1997, the Company's predecessor Applied Voice Technologies Partners, LTD and Nevada Gold & Casinos, Inc. ("Nevada Gold") completed a non-binding letter of intent ("LOI") that called for the creation of a joint venture for the development and marketing of voice activated gaming technology. According to Nevada Gold, it entered into two lease agreements, on furniture and computer equipment, pursuant to the terms of the LOI. Despite the willingness of both parties to execute the terms of the LOI, the joint venture was never created. On September 25, 1998, Nevada Gold filed a claim of breach of contract and unjust enrichment against the Company for failure to reimburse Nevada Gold for payments it made under the lease agreements. On June 17, 1999, the Company and Nevada Gold entered into a compromise settlement agreement, pursuant to which the Company paid Nevada Gold $10,000 and agreed to pay an additional obligation of $60,192. The additional obligation to Nevada Gold bears interest at 12% per annum and is payable in quarterly installments of principal and interest of $11,065 through December 15, 2000.

On August 2, 1999, the Company, pursuant to the First Amendment to Employment Agreement by Timothy J. Connolly and the Company, assumed the responsibility for the defense and resolution of and agreed to indemnify the employee for any loss, damages, claims or expenses in connection with the pending litigation styled "RANDALL B. MCDONALD, JR. AND RANDALL B. MCDONALD LIFE INSURANCE TRUST II VS. TIMOTHY J. CONNOLLY, ET AL. CASE NO. 1999-09379, DISTRICT COURT OF HARRIS COUNTY, 113TH JUDICIAL DISTRICT." The plaintiff is alleging improper dilution to their ownership, which originated from the plaintiff's debt and equity participation in Applied Voice Recognition, L.P., predecessor entity to Applied Voice Recognition, Inc., as a limited partner. The Company intends to contest the case vigorously. Other than exchanging basic information relating to the contentions of the parties, the parties have not yet commenced formal discovery in the litigation. Therefore, it is not possible at this time to determine what the ultimate resolution of the matter will be or what portion of a settlement, if one is reached at any point in the litigation, will be contributed by the Company.

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that such claims and litigation, individually or in the aggregate, will result in a material adverse impact to the Company's results of operations or financial position.

PURCHASE COMMITMENTS

On July 12, 1999, the Company has entered into remarketer/integrator agreement with an equipment manufacturer, which provides the Company equipment at prices discounted from the retail list price, provided that the Company meets certain volume purchase requirements. The term of the agreement is for one year, with automatic renewals for successive one year terms. The agreement may be terminated

               APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                DBA e-DOCS.net
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


by either party upon 30 days written notice after the completion of the initial term and be terminated by the equipment manufacturer upon any material breach, as defined, or failure to pay, or upon the equipment manufacturer's good faith belief that the exporting of products is in violation of applicable export laws.

CONSULTING AGREEMENTS WITH BOARD MEMBER

The Company, on June 19, 1999, entered into a consulting agreement with an individual who is a member of the Company's board of directors (the "Board Member") for business advisory services. Pursuant to the agreement, the Company will pay the Board Member an hourly rate and 1,500 options per day. The Company anticipates that this obligation will not exceed $15,000 and 15,000 options. The options will have an exercise price of $1.125 (the closing price of the Company's stock on the date the agreement was entered into).

VALUE-ADDED RESELLERS AGREEMENT WITH AN AFFILIATE OF THE STOCKHOLDER

On September 30, 1998 (amended December 27, 1998), the Company entered into a value added reseller agreement ("VAR Agreement") with Lernout & Hauspie Speech Products, N.V., an affiliate of the Stockholder (the "Affiliate") for the use of the Affiliate's speech dictation software (the "Affiliate Software") which is to be integrated with the Company's VoiceCOMMANDER 99 speech recognition software in order to provide medical transcriptions services at a lower cost than traditional transcription technologies. Under the terms of the VAR Agreement, the Company will pay the Affiliate a service fee equal to 50 percent of the cost savings achieved through the use of the VoiceCOMMANDER 99 product, when it includes the Affiliate Software. Pursuant to the September 30, 1998 agreement and the December 27, 1998 amendment, the Company made nonrefundable prepayments of service fees totaling $1,300,000. The initial term of the VAR Agreement is until December 31, 1999 and is automatically renewable for one year periods. The Company or the Affiliate may terminate the VAR Agreement at any time, without cause, after the initial term by giving 90 days written notice. The value of the prepayments is dependent upon the (i) successful integration of the Affiliate Software with VoiceCOMMANDER 99, (ii) customer acceptance of VoiceCOMMANDER 99 as a dictation platform (iii) generating sufficient revenue utilizing VoiceCOMMANDER 99, and obtaining the related cost savings, and (iv) the continuation of the VAR Agreement. There can be no assurance that such items will take place.

9.    SUBSEQUENT EVENT

On July 20, 1999, the Company borrowed a total of $750,000 pursuant to convertible promissory note and warrant purchase agreements with companies affiliated with two board members. The promissory notes bear interest at 9% and mature the earlier of November 24, 1999, a purchase of a majority of the stock of the Company or a sale of substantially all of the Company's assets. The promissory notes automatically convert upon the completion of the next qualified equity financing, as defined, into the same class and series, and have the same rights and limitations including, but not limited to anti-dilution protection and registration rights, as the Company's stock, which is the subject of the next qualified equity financing. The conversion price is the lower of the per share purchase price of the Company's stock in the next qualified equity financing and $1.00.

In connection with the promissory notes, the Company will issue certain companies affiliated with the board members warrants, at an initial exercise price of $1.25 per share of common stock, subject to anti-dilution protection as defined, expiring July 31, 2002. The Warrant may be exercised for the number of shares of common stock equal to the coverage ratio ("Coverage Ratio") times the principal amount of the

               APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                DBA e-DOCS.net
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


promissory note divided by the per share value of the Company's common stock sold in the next qualified equity offering. The Coverage Ratio shall be 15% if the next qualified equity financing has occurred on or before August 20, 1999, 20% if the next qualified equity financing occurs after August 20, 1999, but on or before September 20, 1999, and increases by 10% per month until the Company completes the next qualified financing or the Coverage Ratio reaches 50% (after November 24, 1999).

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

OVERVIEW

The Company's principal business is providing value-added medical transcription services. Medical transcription is the conversion of dictated information into a standard text format for inclusion in a patient's permanent medical records. Additionally, the Company receives revenues from the sale of licenses of its dictation voice recognition software applications (including training and maintenance services) and the sale of computer hardware that is bundled with software applications at the customer's request.

The Company's principal business strategies are to (i) consolidate the fragmented medical transcription industry by pursuing strategic acquisitions that provide entry into to new markets or compliment existing operations; (ii) reduce the cost of providing medical transcription services by utilizing the internet and VoiceCOMMANDER 99(TM) voice recognition technology; (iii) build the Company's capacity to provide medical transcription services by recruiting and training additional transcriptionists, primarily in the Philippines; and (v) improve cash flows. Additionally, the Company believes that communications expense, a significant cost component of medical transcription services, can be reduced by implementing secure internet and voice compression technology to transmit voice and text transcription files. The Company believes utilizing this "e-commerce" business model, with technology currently available to the Company, significantly reduces cost of transmission as compared to standard voice, non-compressed transmission of data.

As of June 30, 1999, the Company had acquired medical transcription service providers in Texas, Colorado, Florida, New York and a transcription center located in Manila, the Philippines. The Company intends to continue to pursue acquisitions, provided that the Company is able to identify attractive and willing acquisition candidates and that sufficient funding is made available. There can be no assurance that such acquisition candidates can be identified or that sufficient funding can be obtained on terms favorable to the Company.

The Company believes that significant cost savings can be achieved, by utilizing the transcription center in the Philippines, primarily due to the availability of transcriptionists at favorable levels of compensation. Management is aware that there are additional business risks inherent in offshore business operations, including, but not limited to, currency fluctuations, civil unrest and inadequate services and communications infrastructure. Management continues to monitor the risk factors on a on-going basis and has reviewed the existing infrastructure in the Philippines and believes that the services and communications infrastructure is adequate to meet the needs of the Company for the foreseeable future.

Prior to the first quarter of 1998, the Company's principal efforts were focused on the sales of VoiceCOMMANDER 4.0(TM). This version of the Company's voice recognition software was sold to the general business community through retail sales channels and the Company's internal sales force. In the first quarter of 1998, the Company narrowed the focus of its business plan to concentrate its efforts on medical transcription services. In May 1998, the Company began development of a software product that provides healthcare professionals with a tool for internet based transcription and dictation services. The new product, VoiceCOMMANDER 99, provides a mobile dictation solution designed to improve the quality and reduce the costs of healthcare information needs.

RESULTS OF OPERATIONS

Net revenues for the three months ended June 30, 1999 and 1998 were $1,131,741 and $199,472, respectively, representing an increase of 467.4%. Net revenues for the six months ended June 30, 1999 and 1998, were $2,350,859 and $375,159, respectively, representing an increase of approximately 526.6%. The increase in revenues is primarily attributable to the Company's acquisition of medical transcription service companies. Additionally, the six month period ended June 30, 1999 includes approximately $300,000 of consulting fees for services provided to an affiliate of a stockholder, which was non-recurring in nature. Although there can be no assurances, the Company anticipates that revenue will continue to increase as the Company continues to implement its strategy of acquiring medical transcription service companies.

Cost of sales increased to $795,170 for the three months ended June 30, 1999 from $92,355 for the three months ended June 30, 1998. Cost of sales increased to $1,348,482 for the six months June 30, 1999 from $185,736 for the six months ended June 30, 1998. The increase in cost of sales is primarily due to additional transcription labor costs resulting from the increase transcription service revenues. As a percentage of revenue, cost of sales increased to 70.3% and 57.4% for the three and six months ended June 30, 1999, respectively, from 46.3% and 49.5% for the three and six months ended June 30, 1998. The increase as a percentage of revenue is primarily attributable to the change in the Company's revenue mix from high margin software and consulting sales to lower margin transcription services.

Marketing and sales expense for the three months ended June 30, 1999 and 1998 were $179,750 and $471,674, respectively, representing a decrease of approximately 61.9%. Marketing and sales expense for the six months ended June 30, 1999 and 1998 were $349,042 and $751,439, respectively, representing a decrease of approximately 53.6%. The decrease in marketing and sales expense is primarily attributable to the Company concentrating on providing medical transcription services and not promoting the Company's voice recognition products for commercial sale.

General and administrative expense for the three months ended June 30, 1999 and 1998 were $2,414,192 and $1,178,632, respectively, representing an increase of approximately 104.8%. General and administrative expense for the six months ended June 30, 1999 and 1998 were $3,939,519 and $2,364,535, respectively, representing an increase of approximately 66.6%. The increase in general and administrative expense is attributable to consulting services incurred in connection with the beta testing, development, and roll-out of VoiceCOMMANDER 99(TM), expenses incurred for the development of information used for billing purposes and for various performance metrics, and legal and financial advisory fees incurred as the Company pursued additional funding. Additionally, there was an increase in spending on administrative and executive personnel, resulting from the development of the acquisition program and the filling of key management positions.

Research and development expenses were $232,624 and $495,865 for the three and six months ended June 30, 1999, respectively, as compared to $39,874 and $220,649 for the three and six months ended June 30, 1998, respectively. The increase in research and development costs is attributable to expenditures for the quality assurance review of VoiceCOMMANDER 99(TM) and the development of macros, to be incorporated into VoiceCOMMANDER 99(TM), which will streamline the transcription process.

Interest expense increased to $243,023 and $289,856 for the three and six months ended June 30, 1999, respectively, compared to $37,239 and $78,012 for the three and six months ended June 30, 1998, respectively. The increase is primarily due to the issuance of promissory notes, debt obligations due to former owners of the acquired businesses and non-cash charges related to warrants issued in connection with debt financings. The warrants are recorded at their fair values as an original issue discount to the debt and are amortized over the life of the related debt using the effective interest rate method. Warrants that increase the number of shares of common stock purchasable, over time, are expensed as the Company incurs the additional warrant obligation.

Preferred stock dividends were $160,549 and $251,665 for the three and six months ended June 30, 1999 as compared to $45,561 for the three and six months ended June 30 1998. The increase is due to the issuance of Series B, Series C and Series D Preferred Stock during 1998 and 1999, net of conversions to common stock.

Net loss to common shareholder increased primarily due to the increase in cost of sales, general and administrative expense, interest expense and preferred stock dividends, partially offset by the increase in revenue. Through the period ended June 30, 1999, the Company has incurred operating losses, since inception, of approximately $19.2 million. To date, the Company's operations have not been profitable and there is no assurance that they will become profitable in the future. As a result, the Company believes that its historical results of operations for the periods presented may not be directly comparable.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had cash and cash equivalents of $357,984 and a working capital deficit of $1,884,309, compared to cash and cash equivalents of $1,377,913 and working capital of $948,906 at December 31, 1998. The decrease in cash and cash equivalents and working capital is due to the use of cash to fund the $3,813,295 of cash used in operating activities, debt repayments of $600,773, and to fund the $736,857 cash portion of acquisition purchase price, partially offset by the proceeds of $1,500,000 from the issuance of convertible promissory notes and warrants and $3,000,000 from the issuance of Series D preferred stock and warrants. In July 1999, the Company raised an additional $750,000 from the issuance of convertible promissory notes and warrants.

The Company has been expanding its operations primarily by focusing on the acquisition of medical transcription service companies and the continued development of VoiceCOMMANDER 99(TM). The Company's development has required and will continue to require a significant investment of cash for the initial acquisition of businesses, the subsequent upgrade of accounting and operational systems, the development of the Company's products and the continued sales and marketing efforts. The Company has funded these cash requirements with various debt and equity offerings over the past two years. The Company intends to fund cash requirements for the foreseeable future from cash on hand, cash generated from operations, and additional debt or equity financing. If additional debt or equity financing were not available or not available on favorable terms to the Company in the future, it could have an adverse effect on the Company's liquidity.

At June 30, 1999, the Company's cash position less known commitments and contingencies plus cash generated from operations for the balance of fiscal year 1999 will not be adequate to fund the Company's on going operations. The Company continues to incur substantial operating losses and will continue to need additional working capital to fund its operations, acquisitions, research and development, and marketing efforts for the next fiscal year. If the Company is not successful in obtaining additional debt or equity financing for its operations during 1999, there will exist substantial doubt as to the company's ability to continue as a going concern.

On April 29, 1999, the Company entered into an agreement with an investment bank to provide underwriting services for a proposed offering of the Company's common stock for sale to the public. The terms of the agreement provide for underwriters discount, over-allotment agreement, underwriter warrants and contains the customary restriction on the Company's issuance of additional equity instruments. The Company and the investment bank have postponed the pursuit of the offering until the year 2000 and are not currently taking any action towards completing the proposed offering. There can be no assurance that the investment bank will ultimately be successful in raising additional funds or that such funds will be made available on terms favorable to the Company.

If the Company is unable to obtain the financing commitments required to successfully implement its intended business plan, then the Company will implement contingency plans which may include: (a) the slow down in pace of its acquisition plan, (b) the acceleration of its plans to increase production capacity in its offshore transcription facility in the Philippines and transfer of the majority of transcription work to offshore production (c) the reduction of expenses primarily through the reduction of sales and administrative personnel and (d) the curtailment of the development and deployment of the Company's VoiceCOMMANDER 99 products. Successful implementation of this contingency plan is largely dependent upon hiring and training sufficient numbers of Philippine based transcriptionists to process a material percentage of the transcription workload of the Company. This contingency plan would increase the Company's exposure to the risks of doing business in a foreign country.

YEAR 2000

The year 2000 issue generally describes the various problems that may result from the failure of computer and other mechanical systems to properly process certain dates and date sensitive information. The Company's operations are reliant on several third party products and service relationships. A failure by any of these partners to adequately address the Year 2000 issue would adversely affect the Company's operations.

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

The Company's expansion effort into the transcription industry comes with the risk that acquired systems may be date sensitive and Year 2000 non-compliant. To date, the Company is aware of several acquired systems, used in the transcription business, which are not Year 2000 compliant. To mitigate this problem, the Company is replacing these non-compliant systems with its own proprietary Year 2000 compliant software, other Year 2000 compliant software and Year 2000 compliant hardware.

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

In the event of a Year 2000 problem with the Internet, the Company would revert to processing its transcription business on Year 2000 compliant transcription recording systems. These systems are being purchased in the normal course of its business, as part of the Company's disaster recovery plans. The lack of availability of the Internet could require the use of traditional telephone lines. In the event of a failure of the Internet and the national or international telephone system, the Company could continue to process transcription utilizing couriers to move the transcription data, although at a greatly reduced capacity and productivity.

The Company's Year 2000 planning process, as discussed above, represent an ongoing process. As the company acquires new companies in the course of its expansion, each acquired company will undergo a review to ensure that all of its software and equipment are Year 2000 compliant. Although the Company believes it is taking the appropriate courses of action to ensure that material interruptions in business operations do not occur as a result of the Year 2000 conversions, there can be no assurances that the actions discussed herein will detect and correct all Year 2000 compliance issues. To the extent that the Company is unsuccessful in anticipating and eliminating any negative financial consequences of the Year 2000 issues, the results of operations will be adversely affected. Among the factors which might affect the success of the Company's Year 2000 plans are: (i) the Company's ability to properly identify deficient systems; (ii) the ability of third parties to adequately address Year 2000 issues or to notify the Company of potential deficiencies; (iii) the Company's ability to adequately address any such internal or external deficiencies; (iv) the Company's ability to complete its Year 2000 plans in a timely manner; and (v) unforeseen expenses related to the Company's Year 2000 plans.


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Reference is made to Note 7. of the Notes to Unaudited Consolidated Financial Statements for discussion of certain legal proceedings involving the Company.

ITEM 2.   CHANGES IN SECURITIES

Recent Sale of Unregistered Securities

The following sales of unregistered securities occurred during the three months ended June 30, 1999 and through August 12, 1999 (the date of this filing), in private transactions in which the Company relied on the exemption from registration available under Section 4(2) of the Securities Act of 1993, as amended, and Rule 506 of Regulation D promulgated thereunder:

On May 24, 1999, in a private placement, the Company issued a convertible promissory note, with a stated principal of $1,500,000, and a warrant to L&H Investment Co., N.V., an accredited investor, for aggregate proceeds of $1,500,000. (See Notes to Unaudited Consolidated Financial Statements).

On July 29, 1999, in a private placement, the Company issued a convertible promissory note, with a stated principal of $500,000, and a warrant to Greenwich, AG, an accredited investor, for aggregate proceeds of $500,000 and issued a convertible promissory note, with a stated principal amount of $250,000, and a warrant to G-51 Capital LLC, an accredited investor, for aggregate proceeds of $250,000. (See Notes to Unaudited Consolidated Financial Statements).

ITEM 5.   OTHER INFORMATION

On July 15, 1999, N. Rudy Garza, president and founder of G-51 Capital, LLC joined the Board of Directors.

On August 2, 1999, Eric Black was named chief executive officer and president of the Company. Mr. Black held several management positions in his 23 year career with Browning-Ferris, Inc., most recently as President and Chief Operating Officer of Browning-Ferris International, Inc. Tim Connolly, the current chairman and the chief executive officer immediately prior to the appointment of Mr. Black, will remain the chairman of the board and will chair the Company's strategic committee.

On August 2, 1999, Rob Ritchie was re-appointed from his offices as President and Chief Operating Officer of the Company to Vice-President-International Operations of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

2.1 Stock Purchase Agreement by and among Timothy E. Cook and Kay F. Cook, A Word Above, Inc. and e-DOCS Health Care Information Services, Inc., dated May 28, 1999 (Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 14, 1999, is incorporated herein by reference).

3.1 Series 2 Preferred Stock Certificate of Designation (Exhibit 3.1 to the Company's Form 8-K filed on January 15, 1999, is incorporated herein by reference).

10.1 Employment Agreement by and between the Company and Kay F. Cook, dated May 28, 1999 (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 14, 1999, is incorporated herein by reference).

10.2 Convertible Promissory Note and Warrant Purchase Agreement, between the Company and L&H Investment Co. N.V., dated May 24, 1999.

10.3 Convertible Promissory Note and Warrant Purchase Agreement, between the Company and Greenwich, AG dated July 20, 1999.

10.4 Convertible Promissory Note and Warrant Purchase Agreement, between the Company and G-51 Capital LLC, dated July 20, 1999.

10.5  Employment Agreement by Eric Black and the Company dated August 2, 1999.

10.6 First Amendment to Employment Agreement by Timothy J. Connolly, dated August 2, 1999.

27.1  Financial Data Schedule

 (B) REPORTS ON FORM 8-K

The Company filed a Form 8-K on June 14, 1999 for the acquisition of A Word Above, Inc., a Texas corporation providing medical transcriptions services in the greater Houston, Texas metropolitan area.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of August, 1999.



                                    APPLIED VOICE RECOGNITION, INC.



                                    BY: /s/ RICHARD A. CABRERA
                                            RICHARD A. CABRERA
                                     CHIEF FINANCIAL OFFICER AND SECRETARY
                                       (on behalf of the Company and
                                        as Chief Accounting Officer)