Form 10QSB
period 1999-09-30
APPLIED VOICE RECOGNITION INC /DE/
filed 1999-11-15
CIK 780882

==============================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF October 29, 1999:
16,746,875

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
YES [ ] NO [X]

==============================================================================

                       APPLIED VOICE RECOGNITION, INC.
                                DBA e-DOCS.net

                              TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheet as of December 31, 1998 and
            September 30, 1998......................................    4

          Consolidated Statements of Operations for the three and
            nine months ended September 30, 1999 and 1998...........    5

          Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1998 and 1998.......................    6

          Notes to Unaudited Consolidated Financial Statements......    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................   15

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings..........................................  20

Item 2.   Changes in Securities......................................  20

Item 5.   Other Information..........................................  20

Item 6.   Exhibits and Reports on Form 8-K...........................  21

Signatures..........................................................   22

                                   PART I.
                            FINANCIAL INFORMATION

THIS REPORT INCLUDES "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS REPORT ARE FORWARD LOOKING STATEMENTS. SUCH FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS AS TO ESTIMATES, EXPECTATIONS, BELIEFS, PLANS, AND OBJECTIVES CONCERNING THE COMPANY'S FUTURE FINANCIAL AND OPERATING PERFORMANCE, AND AS INCLUDED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" REGARDING THE COMPANY'S ESTIMATE OF SUFFICIENCY OF EXISTING CAPITAL RESOURCES AND ITS ABILITY TO RAISE ADDITIONAL CAPITAL TO FUND CASH REQUIREMENTS FOR FUTURE OPERATIONS AND ACQUISITIONS. THE FORWARD LOOKING STATEMENTS ARE SUBJECT TO ASSUMPTIONS AND BELIEFS BASED ON CURRENT INFORMATION KNOWN TO THE COMPANY AND FACTORS THAT ARE SUBJECT TO UNCERTAINTIES, RISK AND OTHER INFLUENCES, WHICH ARE OUTSIDE THE COMPANY'S CONTROL, AND COULD YIELD RESULTS DIFFERING MATERIALLY FROM THOSE ANTICIPATED. THE ABILITY TO ACHIEVE THE COMPANY'S EXPECTATIONS IS CONTINGENT UPON A NUMBER OF FACTORS WHICH INCLUDE (I) AVAILABILITY OF SUFFICIENT CAPITAL AND CAPITAL MARKET CONDITIONS,
(II) THE COMPANY'S ABILITY TO PRODUCE AND MARKET ITS PRODUCTS IN THE HEALTHCARE TRANSCRIPTION INDUSTRY, (III) EFFECT OF ANY CURRENT OR FUTURE COMPETITIVE PRODUCTS, (IV) ONGOING COST OF RESEARCH AND DEVELOPMENT ACTIVITIES, AND (V) THE RETENTION OF KEY PERSONNEL. "E-DOCS.NET(TM)" AND "VOICECOMMANDER(TM)" ARE OUR TRADEMARKS. THIS REPORT MAY CONTAIN TRADEMARKS AND SERVICE MARKS OF OTHER COMPANIES.

ITEM 1.  FINANCIAL STATEMENTS

                APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                 DBA e-DOCS.net
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                                                  1998            1999
                                                                                              ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents .............................................................   $  1,377,913    $    442,033
    Accounts receivable, net ..............................................................        213,305       1,202,078
    Other receivable ......................................................................      1,000,000            --
    Other current assets ..................................................................        337,718         136,464
                                                                                              ------------    ------------
      TOTAL CURRENT ASSETS ................................................................      2,928,936       1,780,575
Prepaid licenses ..........................................................................      1,000,000       1,300,000
Property and equipment, net ...............................................................        697,298       1,590,860
Goodwill, net .............................................................................        657,888       1,482,889
Intangible and other assets ...............................................................      1,010,408       1,744,318
                                                                                              ------------    ------------
      TOTAL ASSETS ........................................................................   $  6,294,530    $  7,898,642
                                                                                              ============    ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Trade payables and accruals ...........................................................   $  1,293,778    $  1,720,274
    Notes payable .........................................................................        335,333       1,776,378
    Current portion of long-term debt .....................................................        350,919         232,183
                                                                                              ------------    ------------
      TOTAL CURRENT LIABILITIES ...........................................................      1,980,030       3,728,835
Preferred stock obligations ...............................................................        708,827       1,758,855
Obligations payable in common stock .......................................................        170,036         566,617
Long-term debt, net of current portion ....................................................         98,666         415,556
                                                                                              ------------    ------------
      TOTAL LIABILITIES ...................................................................      2,957,559       6,469,863

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Preferred stock, $.10 par value, 2,000,000 shares authorized
      Series A - 186,000 shares issued and outstanding ....................................      1,488,000       1,488,000
      Series B - 2,285 and 1,680 shares issued and outstanding ............................      2,507,439       1,843,343
      Series C - 153,538 shares issued and outstanding ....................................      1,129,107       1,129,107
      Series D - 3,000 and 5,000 shares issued and outstanding ............................      2,215,000       3,940,000
      Series E - none and 2,000 shares issued and outstanding .............................           --         1,896,000
    Common stock, $.001 par, 50,000,000 shares authorized, 16,040,994 and 16,746,875 issued
      and outstanding......................................................................         16,040          16,747
    Additional paid in capital ............................................................      8,591,424       9,971,080
    Warrants ..............................................................................      2,241,483       2,360,119
    Accumulated deficit ...................................................................    (14,851,522)    (21,215,617)
                                                                                              ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY ..........................................................      3,336,971       1,428,779
                                                                                              ------------    ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................   $  6,294,530    $  7,898,642
                                                                                              ============    ============

           See Notes to Unaudited Consolidated Financial Statements.

               APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                 DBA e-DOCS.net
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                             --------------------------    --------------------------
                                                                1998            1999          1998            1999
                                                             -----------    -----------    -----------    -----------
REVENUE:
    Medical Transcription ................................   $   100,144    $ 1,455,195    $   220,805    $ 3,336,105
    Consulting, hardware, software and related............          --             --          254,498        469,949
                                                             -----------    -----------    -----------    -----------
      TOTAL REVENUE ......................................       100,144      1,455,195        475,303      3,806,054
COST OF SALES:
    Medical Transcription ................................        71,982      1,104,624        142,371      2,400,539
    Consulting, hardware, software and related ...........          --             --          115,347         52,567
                                                             -----------    -----------    -----------    -----------
      GROSS MARGIN .......................................        28,162        350,571        217,585      1,352,948
OPERATING EXPENSES:
    Marketing and sales ..................................       191,817        131,849        943,256        480,891
    General and administrative ...........................     1,374,430      1,423,852      3,642,816      5,363,371
    Research and development .............................       136,182        188,549        452,980        684,414
                                                             -----------    -----------    -----------    -----------
      OPERATING LOSS .....................................    (1,674,267)    (1,393,679)    (4,821,467)    (5,175,728)
OTHER INCOME (EXPENSE):
    Interest income ......................................        38,170         13,229         61,405         34,063
    Interest expense .....................................        (1,848)      (304,081)       (79,860)      (593,937)
    Other, net ...........................................      (500,000)       (40,450)      (500,000)       (98,849)
                                                             -----------    -----------    -----------    -----------
      TOTAL OTHER INCOME (EXPENSE) .......................      (463,138)      (331,302)      (518,455)      (658,723)
                                                             -----------    -----------    -----------    -----------
NET LOSS .................................................   $(2,137,405)   $(1,724,981)   $(5,339,922)   $(5,834,451)
                                                             ===========    ===========    ===========    ===========
PREFERRED STOCK DIVIDENDS ................................       629,795        277,979        675,356        529,644
                                                             -----------    -----------    -----------    -----------
NET LOSS TO COMMON STOCKHOLDERS ..........................   $(2,767,200)   $(2,002,960)   $(6,015,278)   $(6,364,095)
                                                             ===========    ===========    ===========    ===========
NET LOSS PER COMMON SHARE - BASIC AND DILUTED ............   $      (.20)   $      (.12)   $      (.45)   $      (.39)
                                                             ===========    ===========    ===========    ===========
SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE - BASIC
  AND DILUTED.............................................    13,991,606     16,619,879     13,416,292     16,267,162
                                                             ===========    ===========    ===========    ===========
STATEMENT OF COMPREHENSIVE LOSS:
    Net loss .............................................   $(2,137,405)   $(1,724,981)   $(5,339,922)   $(5,834,451)
    Unrealized holding gain (loss) .......................        17,145           --         (598,874)          --
                                                             -----------    -----------    -----------    -----------
COMPREHENSIVE LOSS .......................................   $(2,120,260)   $(1,724,981)   $(5,938,796)   $(5,834,451)
                                                             ===========    ===========    ===========    ===========

            See Notes to Unaudited Consolidated Financial Statements.

               APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                 DBA e-DOCS.net
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                --------------------------
                                                                                   1998            1999
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ................................................................   $(5,339,922)   $(5,834,451)
    Adjustments to reconcile net income to cash used in operating activities:
      Loss on investment ....................................................       500,000           --
      Depreciation and amortization .........................................       119,403        493,765
      Stock issued for services .............................................        79,000          5,529
      Stock issued as compensation ..........................................       318,620         32,916
      Stock options and warrants issued for services ........................       145,857           --
      Accretion of preferred stock obligations and warrant amortization .....          --          472,593
    Changes in operating assets and liabilities:
      Accounts receivable ...................................................       443,189       (819,061)
      Accounts payable and accruals .........................................      (583,408)       207,154
      Other, net ............................................................        97,184        207,426
                                                                                -----------    -----------
        Net cash used by operating activities ...............................    (4,220,077)    (5,234,129)

CASH FLOW FROM INVESTING ACTIVITIES:
    Cash paid for acquisitions ..............................................          --         (736,857)
    Purchase of equipment ...................................................      (204,050)    (1,019,698)
    Capitalized research and development costs ..............................      (302,882)          --
                                                                                -----------    -----------
        Net cash used by investing activities ...............................      (506,932)    (1,756,555)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock and warrants ..................     4,964,675      4,670,000
    Proceeds from issuance of debt and warrants .............................          --        2,154,965
    Proceeds from the exercise of common stock options and warrants .........        90,306         10,000
    Debt repayments .........................................................      (138,906)      (780,161)
                                                                                -----------    -----------
        Net cash provided by financing activities ...........................     4,916,075      6,054,804

NET INCREASE (DECREASE) IN CASH .............................................       189,066       (935,880)

CASH AND CASH EQUIVALENTS:
    Beginning of period .....................................................     1,207,235      1,377,913
                                                                                -----------    -----------
    End of period ...........................................................   $ 1,396,301    $   442,033
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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 1998, the Company incurred a net loss of approximately $8.3 million and had negative cash flow from operations of approximately $6.0 million, and for the nine months ended September 30, 1999 the Company incurred a net loss of $5.8 million and negative cash flow from operations of approximately $5.2 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently pursuing additional financing, although there can be no assurance that the Company will be successful in its financing efforts or that such financing will be on terms favorable to the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

3.    SERIES D PREFERRED STOCK AND WARRANTS

On December 31, 1998, the company entered into a Series D Preferred Stock and Warrant Purchase Agreement (the "Series D Agreement") to sell up to 5,000 shares of Series D Convertible Preferred Stock. These shares have a par value of $.10, were priced at $1,000 per share and were sold to L&H Investment Co., N.V. ("LHIC"). The Series D Agreement was structured into three closings of 2,000 shares, 1,000 shares, and 2,000 shares, respectively. Each closing was subject to the Company meeting certain financial and/or operational targets. In connection with each closing, the Company issued warrants, expiring December 31, 2003, to purchase 1,500,000, 500,000 and 500,000 shares of common stock, respectively, at an exercise price of $1.25 per share. As the Company's average stock price, as quoted on the Over-The-Counter Bulletin Board, was below the minimum stock price, as defined by the Series D Preferred Stock for the second quarter of 1999, LHIC is entitled to an additional warrant to purchase 100,000 shares of common stock at an initial exercise price of $1.25 per share. Pursuant to the Series D Agreement, two representatives of LHIC were appointed to the Company's board of directors.

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

The initial Series D Preferred Stock conversion price of $1.50 per share of common stock has been adjusted pursuant to the price protection provision of the Series D Preferred Stock which reduces the conversion price of the Series D Preferred Stock to the extent that the Company issues any common stock or securities which are convertible into common stock, including options and warrants, at a price below the conversion price then applicable. On August 18, 1999, the Company sold 2,000 shares of Series E Preferred Stock (see Note 4.), which has a conversion price of $1.00 per share of common stock, reducing the Series D Preferred Stock conversion price to $1.00 per share of common stock. On November 5, 1999, the Company issued a $2,000,000 convertible secured promissory note to Lernout & Hauspie Speech Products, N.V. ("LHSP"), an affiliate of LHIC (see Note 10.), with a conversion price of $.37 per share of common stock, reducing the Series D Preferred Stock conversion price to $.37. The 5,000 shares of Series D Preferred Stock owned by LHIC, valued at $1,000 per share, can be converted into 13,513,513 shares of common stock.

In addition to the Series D Agreement, the Company entered into a convertible promissory note and warrant purchase agreement, dated May 24, 1999, with LHIC which was amended on November 5, 1999. The Company also entered into a value-added resellers agreement with LHSP, dated September 30, 1998 (amended December 27, 1998) and a convertible secured promissory note with LHSP, dated November 5, 1999. See discussion of the convertible promissory note and warrant agreement with LHIC in Note 5., and a discussion of the related amendment in
Note 10. For a discussion of the value added resellers agreement with LHSP, see
Note 9., and for the convertible secured promissory note with LHSP, see Note 10.

4.    SERIES E PREFERRED STOCK AND WARRANTS

On August 18, 1999, the Company completed the sale, in a private placement, of 2,000 shares of Series E Preferred Stock and a warrant to purchase 400,000 shares of common stock (the "Series E Warrant"), for gross proceeds of $2,000,000. The proceeds consisted of approximately $1,500,000 cash and the conversion of a $500,000 convertible promissory note (see July Note discussed below). The sale of the Series E Preferred Stock and the Warrant were made to an affiliate of a member of the Company's Board of Directors.

The Series E Preferred Stock, par $.10 per share, accrues dividends at a rate of 6% per annum on the original issue price of $1,000 per share plus accrued and unpaid dividends. Dividends are payable quarterly in arrears, in either cash or common stock at the Company's option. If the Company elects to pay the dividends in common stock, the number of shares of common stock to be issued will be based on the 30 day average closing price prior to the dividend date. The Series E Warrant has an initial exercise price of $1.25, subject to certain anti-dilution provisions, and expires August 31, 2003.

Each share of Series E Preferred Stock is initially convertible into 1,000 shares of common stock, subject to certain anti-dilution provisions. The Series E Preferred Stock automatically converts upon an underwritten public offering of the Company's securities for $25,000,000 or more, or the Company's stock begins trading on the Nasdaq SmallCap Market. The Company may redeem any non-converted shares of Series E Preferred Stock after August 31, 2004, at a redemption price of $1,000 per share plus accrued but unpaid dividends, upon 30 days written notice. The Company has agreed to register, at any

                APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                 DBA e-DOCS.net
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

time after November 16, 1999, the common stock issuable pursuant to a conversion of the Series E Preferred Stock and the exercise of the Warrant upon written request from the Series E Preferred Stockholders, subject to a minimum request for registration of not less than $300,000 of common stock.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series E Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to stockholders, after the payment or declaration and setting apart for payment of any amount with respect to the Series A, Series B, Series C, and Series D Preferred Stock, and before any payment or declaration and setting apart for payment of any amount shall have been made with respect to Series 1 or Series 2 Preferred Stock, $1,000 per share plus accrued dividends (the "Liquidation Preference"). Upon a change in control of the Company, as defined in the Series E Preferred Stock Certificate of Designation, Preferences, Rights and Limitation, in which all of the Series E Preferred Stock is not purchased for at least 125% of the Liquidation Preference, the Company shall offer to redeem the outstanding shares of Series E Preferred Stock for $1,000 per share plus accrued dividends.

The Company has agreed, as long as Daniel Dornier or any affiliate of Daniel Dornier shall own 5% of the common stock of the Company, that the Company will use its best efforts to have Daniel Dornier elected to the Board of Directors of the Company. Daniel Dornier is currently a member of the Board of Directors of the Company.

5.    CONVERTIBLE PROMISSORY NOTES AND WARRANTS

The Company received aggregate proceeds of $1,500,000 from a convertible promissory note (the "May Note") and a warrant (the "May Warrant") which were issued pursuant to the Convertible Promissory Note and Warrant Purchase Agreement (the "May Purchase Agreement"), dated May 24, 1999, with LHIC. The May Note, as amended on November 5, 1999 (see Note 10.) has a principal balance of $1,500,000, bears interest at 9% and matures February 3, 2000. As consideration for the amendment to extend the maturity of the May Note from the original maturity date of November 24, 1999 to February 3, 2000, the Company pledged substantially all of the tangible and intangible assets of the Company as collateral and amended the conversion price of the May Note to $.37 per share of common stock.

Pursuant to the May Purchase Agreement, the Company will issue the May Warrant to the Stockholder at an initial exercise price of $1.25 per share of common stock, subject to anti-dilution protection as defined, expiring May 31, 2002. The May Warrant may be exercised for the number of shares of common stock equal to the coverage ratio (the "May Coverage Ratio") times the principal amount of the Promissory Note divided by the per share value of the Company's common stock sold in the next qualified equity financing. The May Coverage Ratio increased by 10% per month until it reached the maximum coverage ratio of 60% on October 24, 1999. The fair value of the May Warrant is being expensed as a finance charge in accordance with the monthly increase in the May Coverage Ratio.

On July 20, 1999, the Company received proceeds of $500,000 and $250,000 from two convertible promissory notes and warrants (the "July Warrants") which were issued pursuant to two separately executed Convertible Promissory Note and Warrant Purchase Agreements (the "July Purchase Agreements"), with companies affiliated with two members of the Company's Board of Directors. The terms and maturity of the convertible promissory notes are identical to the May Note. The $500,000 convertible promissory note (the "July Note") was converted into Series E Preferred Stock on August 18, 1999; see Note 4.

                APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                 DBA e-DOCS.net
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the July Purchase Agreements, the Company will issue certain companies affiliated with the two members of the Company's Board of Directors the July Warrants, at an initial exercise price of $1.25 per share of common stock, subject to anti-dilution protection as defined, expiring July 31, 2002. The July Warrants may be exercised for the number of shares of common stock equal to the coverage ratio (the "July Coverage Ratio") times the principal amount of the promissory note divided by the per share value of the Company's common stock sold in the next qualified equity offering. The July Coverage Ratio at September 30, 1999 was 30% and increases by 10% per month until the Company completes the next qualified financing or the July Coverage Ratio reaches 50% (after November 24, 1999).

During the three and nine month periods ended September 30, 1999, the Company recognized $229,585 and $376,585, respectively of finance charges related to the May Warrant and July Warrants.

6.    SALES AND LEASE BACK

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

7.    STOCKHOLDERS' EQUITY

During the nine month period ended September 30, 1999, pursuant to the terms of the Series B Preferred Stock, 605 shares of Series B Preferred stock were converted into 608,644 shares of common stock.

During the nine month period ended September 30, 1999, warrants to purchase 585,000 shares of common stock expired. The warrants had an original fair value of $607,000, which was reclassified from warrants to additional paid-in capital.

The Company has agreed to issue warrants to purchase 92,715 shares of common stock at an initial exercise price of $1.375 to Series C Preferred Stockholders as payment for penalties incurred due to the Company's late filing of a registration statement for the Series C Preferred Stock.

8.    EARNINGS PER SHARE

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

9.    COMMITMENTS AND CONTINGENCIES

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

On August 2, 1999, the Company, pursuant to the First Amendment to Employment Agreement by Timothy J. Connolly and the Company, assumed the responsibility for the defense and resolution of and agreed to indemnify the employee for any loss, damages, claims or expenses in connection with the pending litigation styled "RANDALL B. MCDONALD, JR. AND RANDALL B. MCDONALD LIFE INSURANCE TRUST II VS. TIMOTHY J. CONNOLLY, ET AL. CASE NO. 1999-09379, DISTRICT COURT OF HARRIS COUNTY, 113TH JUDICIAL DISTRICT." The plaintiff was alleging improper dilution to their ownership, which originated from the plaintiff's debt and equity participation in Applied Voice Recognition, L.P., predecessor entity to Applied Voice Recognition, Inc., as a limited partner. Applied Voice Recognition, L.P. agreed to distribute 180,000 shares of the Company's common stock that the partnership owns as full settlement of the litigation. The litigation settlement did not result in any obligation to the Company for the settlement. The Company estimates that it incurred less than $20,000 of legal fees related to the lawsuit.

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that such claims and litigation, individually or in the aggregate, will result in a material adverse impact to the Company's results of operations or financial position.

PURCHASE COMMITMENTS

On July 12, 1999, the Company entered into a remarketer/integrator agreement with an equipment manufacturer, which provides the Company equipment at prices discounted from the retail list price, provided that the Company meets certain volume purchase requirements. The term of the agreement is for one year, with automatic renewals for successive one year terms. The agreement may be terminated by either party upon 30 days written notice after the completion of the initial term and may also be terminated by the equipment manufacturer upon any material breach, as defined, or failure to pay, or upon the equipment manufacturer's good faith belief that the exporting of products is in violation of applicable export laws.

CONSULTING AGREEMENTS WITH BOARD MEMBER

The Company, on June 19, 1999, entered into a consulting agreement with an individual who was a member of the Company's Board of Directors (the "Board Member") for business advisory services. Pursuant to the agreement, the Company agreed to pay the Board Member an hourly rate and 1,500 options per day. The Company anticipates that this obligation will not exceed $15,000 and 15,000 options. The options will have an exercise price of $1.125 (the closing price of the Company's stock on the date the agreement was entered into). The Board Member resigned from the Company's Board of Directors on September 30, 1999.

                APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                 DBA e-DOCS.net
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

VALUE-ADDED RESELLERS AGREEMENT WITH AN AFFILIATE OF THE STOCKHOLDER

On September 30, 1998 (amended December 27, 1998), the Company entered into a value added reseller agreement ("VAR Agreement") with LHSP for the use of LHSP's speech dictation software (the "LHSP Software") which is to be integrated with the Company's VoiceCOMMANDER 99 speech recognition software in order to provide medical transcription services at a lower cost than traditional transcription technologies. Under the terms of the VAR Agreement, the Company will pay LHSP a service fee equal to 50 percent of the cost savings achieved through the use of the VoiceCOMMANDER 99 product, when it includes the LHSP Software. Pursuant to the September 30, 1998 agreement and the December 27, 1998 amendment, the Company made nonrefundable prepayments of service fees totaling $1,300,000. The initial term of the VAR Agreement is until December 31, 1999 and is automatically renewable for one year periods. The Company or LHSP may terminate the VAR Agreement at any time, without cause, after the initial term by giving 90 days written notice. The value of the prepayments is dependent upon the (i) successful integration of the LHSP Software with VoiceCOMMANDER 99, (ii) customer acceptance of VoiceCOMMANDER 99 as a dictation platform (iii) generating sufficient revenue utilizing VoiceCOMMANDER 99, and obtaining the related cost savings, and (iv) the continuation of the VAR Agreement. There can be no assurance that such items will take place.

10.   SUBSEQUENT EVENT

On November 5, 1999, the Company borrowed $2,000,000 pursuant to a convertible secured promissory note (the "November Note"), issued to LHSP. The November Note bears interest at 12.5% and matures the earlier of 90 days from the date of the November Note (February 3, 2000), a purchase of the majority of the stock of the Company or a sale of substantially all of the Company's assets. The November
Note is subject to 90 day extension at the option of LHSP. The November Note is secured by substantially all of the assets, tangible and intangible, of the Company.

The November Note, and accrued but unpaid interest, is convertible into common stock at an initial conversion price of $.37 per common share, subject to anti-dilution provisions. The November Note is convertible in whole or in part at the election of LHSP, and is automatically converted upon the completion of a qualified public offering, as defined. The Company has agreed to grant to the LHSP, as soon as practical but in no event later than 20 days, a registration rights agreement containing terms not less favorable than the terms contained in any registration rights agreement between the Company and any other investor. Accordingly, the Company anticipates issuing the Affiliate registration rights substantially in the form of demand registration rights with minimal restrictions.

Concurrent with the issuance of the November Note, the Company amended the May Note (see Note 5.) held by LHIC to extend the maturity date from November 24, 1999 to February 3, 2000. As consideration for the amendment to extend the maturity of the May Note, the Company pledged substantially all of the tangible and intangible assets of the Company as collateral and amended the conversion price to $.37 per share of common stock, subject to certain anti-dilution provisions.

As a result of the issuance of the November Note, the Series D Preferred Stock, pursuant to the terms of the Certificate of Designation, Preferences, Rights and Limitations of Series D Preferred Stock, conversion price is adjusted to the $.37 per common share conversion price of the November Note. LHIC owns 5,000 shares of Series D Preferred Stock valued at $1,000 per share, which can be convert into a total of 13,513,513 shares of common stock.

                APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                 DBA e-DOCS.net
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the event that the Company has insufficient authorized capital stock to be sufficient to allow the issuance of the Company's common stock to the November or May noteholders (collectively or individually, the "Noteholders"), then the Noteholders shall be entitled to convert all or a portion of the November Note or the May Note into such number of shares of Series F Preferred Stock as would enable the Noteholders upon conversion of the Series F Preferred Stock to receive the same number of shares of the Company's common stock which it is entitled to convert.

In connection with the above transactions, the Company designated 6,000 shares of the Company's preferred stock as Series F Preferred Stock, par $.10 per share. Each share of Series F Preferred Stock is initially convertible into 2,702.7 shares of common stock, subject to certain anti-dilution provisions. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series F Preferred Stock shall be considered on parity with the Company's common stock and shall be treated as if all of the shares of Series F Preferred Stock had been converted to common stock.

Series F Preferred Stock is not entitled to preferred dividends, but shall be entitled to such dividends, if any, as are payable on shares of the Company's common stock on an as-converted basis. The holder of Series F Preferred Stock shall have the right to such number of votes as such holder would have been able to vote had all of the Series F Preferred Stock been converted to the Company's common stock.

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

The Company's principal business strategies are to (i) consolidate the fragmented medical transcription industry by pursuing strategic acquisitions that provide entry into to new markets or compliment existing operations; (ii) reduce the cost of providing medical transcription services by utilizing the internet and VoiceCOMMANDER 99(TM) voice recognition technology; (iii) build the Company's capacity to provide medical transcription services by recruiting and training additional transcriptionists, primarily in the Philippines; and (iv) improve cash flows. Additionally, the Company believes that communications expense, a significant cost component of medical transcription services, can be reduced by implementing secure internet and voice compression technology to transmit voice and text transcription files. The Company believes utilizing this "e-commerce" business model, with technology currently available to the Company, significantly reduces cost of transmission as compared to standard voice, non-compressed transmission of data.

As of September 30, 1999, the Company had acquired medical transcription service providers in Texas, Colorado, Florida, New York and a transcription center located in Manila, the Philippines. The Company intends to continue to pursue acquisitions, provided that the Company is able to identify attractive and willing acquisition candidates and that sufficient funding is made available. There can be no assurance that such acquisition candidates can be identified or that sufficient funding can be obtained on terms favorable to the Company.

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

RESULTS OF OPERATIONS

Net revenues for the three months ended September 30, 1999 and 1998 were $1,455,195 and $100,144, respectively, representing an increase of 1,353.1%. Net revenues for the nine months ended September 30, 1999 and 1998, were $3,806,054 and $475,303, respectively, representing an increase of approximately 700.7%. The increase in revenues is due to the Company, beginning in the first quarter of 1998, transitioning its business model from the sale of speech recognition hardware and software to providing value-added medical transcription services and completing eight acquisitions of medical transcription companies. Additionally, the nine month period ended September 30, 1999 includes approximately $300,000 of consulting fees for services provided to Lernout & Hauspie Speech Products, N.V. ("LHSP") an affiliate of a L&H Investment Co., N.V. ("LHIC") a stockholder of the Company, which was non-recurring in nature. Although there can be no assurances, the Company anticipates that revenue will continue to increase as the Company continues to implement its strategy of acquiring medical transcription service companies and expanding its operations.

Cost of sales increased to $1,104,624 for the three months ended September 30, 1999 from $71,982 for the three months ended September 30, 1998. Cost of sales increased to $2,453,106 for the nine months September 30, 1999 from $257,718 for the nine months ended September 30, 1998. The increase in cost of sales is primarily due to additional transcription labor costs resulting from the increase transcription service revenues. As a percentage of revenue, cost of sales increased to 75.9% and 64.5% for the three and nine months ended September 30, 1999, respectively, from 71.9% and 54.2% for the three and nine months ended September 30, 1998. The increase as a percentage of revenue is primarily attributable to the change in the Company's revenue mix from high margin software and consulting sales to lower margin transcription services.

Marketing and sales expense for the three months ended September 30, 1999 and 1998 were $131,849 and $191,817, respectively, representing a decrease of approximately 31.3%. Marketing and sales expense for the nine months ended September 30, 1999 and 1998 were $480,891 and $943,256, respectively, representing a decrease of approximately 49.0%. The decrease in marketing and sales expense is primarily attributable to the Company concentrating on providing medical transcription services and not promoting the Company's voice recognition products for commercial sale.

General and administrative expense for the three months ended September 30, 1999 and 1998 were $1,423,852 and $1,347,430, respectively, representing an increase of approximately 5.7%. General and administrative expense for the nine months ended September 30, 1999 and 1998 were $5,363,371 and $3,642,816, respectively, representing an increase of approximately 47.2%. The increase in general and administrative expense is attributable to consulting services incurred in connection with the beta testing, development, and roll-out of VoiceCOMMANDER 99(TM), expenses incurred for the development of information used for billing purposes and for various performance metrics, and legal and financial advisory fees incurred as the Company pursued additional funding. Additionally, there was an increase in spending on administrative and executive personnel, resulting from the development of the acquisition program and the filling of key management positions.

The increases in general and administrative expenses were slightly offset by the restructuring of the Company's headquarters in August 1999. The restructuring included a reduction of personnel and related cost, and a reduction of lease space. The impact of the restructuring on the quarter ended September 30, 1999 was reduced by the timing of the restructuring, severance expense and other related expenses. The Company anticipates that the cost savings of the restructuring will be in excess of $1.0 million on an annualized basis.

Research and development expenses for the three months ended September 30, 1999 and 1998 were $188,549 and $136,182, respectively, representing an increase of approximately 38.5%. Research and development expenses for the nine months ended September 30, 1999 and 1998 were $684,414 and $452,980, respectively, representing an increase of approximately 51.1%. The increase in research and development costs is attributable to expenditures for the quality assurance review of VoiceCOMMANDER 99(TM) and the development of macros, to be incorporated into VoiceCOMMANDER 99(TM), which will streamline the transcription process.

Interest expense for the three months ended September 30, 1999 and 1998 were $304,081 and $1,848, respectively. Interest expense for the nine months ended September 30, 1999 and 1998 were $593,937 and $79,860, respectively, representing an increase of approximately 643.7%. The increase is primarily due to the issuance of promissory notes, debt obligations due to former owners of the acquired businesses and non-cash charges related to warrants issued in connection with debt financing. The warrants are recorded at their fair values as an original issue discount to the debt and are amortized over the life of the related debt using the effective interest rate method. Warrants that increase the number of shares of common stock purchasable, over time, are expensed as the Company incurs the additional warrant obligation.

Preferred stock dividends for the three months ended September 30, 1999 and 1998 were $277,979 and $629,795, respectively, representing a decrease of approximately 55.9%. The decrease is due the prior year including a $583,694 deemed dividend upon the conversion of Series B Preferred Stock. The preferred stock dividends for the nine months ended September 30, 1999 and 1998 were $529,644 and $675,356, respectively, representing a decrease of approximately 21.5%. Absent the deemed dividend, preferred stock dividends for the three months and nine month periods ended September 30, 1999, increased 503.0% and 477.8%, respectively, from the prior year primarily due to the issuance of Series C, Series D and Series E Preferred Stock.

Net loss to common shareholder increased primarily due to the increase in cost of sales, general and administrative expense, interest expense and preferred stock dividends, partially offset by the increase in revenue. Through the period ended September 30, 1999, the Company has incurred operating losses, since inception, of approximately $21.2 million. To date, the Company's operations have not been profitable and there is no assurance that they will become profitable in the future. As a result, the Company believes that its historical results of operations for the periods presented may not be directly comparable.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash and cash equivalents of $442,033 and a working capital deficit of $1,948,260 compared to cash and cash equivalents of $1,377,913 and working capital of $948,906 at December 31, 1998. The decrease in cash and cash equivalents and working capital is due to the use of cash to fund the $5,234,129 of cash used in operating activities, debt repayments of $780,161, $1,019,698 for purchases of equipment and to fund the $736,857 cash portion of acquisition purchase price, partially offset by the proceeds of $1,750,000 from the issuance of convertible promissory notes (net of conversions to preferred stock) and warrants, approximately $405,000 of other borrowings including equipment financing and factoring receivables, $3,000,000 from the issuance of Series D Preferred Stock and warrants and $2,000,000 from the issuance of Series E Preferred Stock and warrants.

The Company has been expanding its operations primarily by focusing on the acquisition of medical transcription service companies, recruiting and training transcriptionist and the continued development of VoiceCOMMANDER 99(TM). The Company's development has required and will continue to require a significant investment of cash for the initial acquisition of businesses, the subsequent upgrade of accounting and operational systems, the development of the Company's products and the continued sales and marketing efforts. The Company has funded these cash requirements with various debt and equity offerings over the past two years. The Company intends to fund cash requirements for the foreseeable future from cash on hand, cash generated from operations, and additional debt or equity financing. If additional debt or equity financing were not available or not available on favorable terms to the Company in the future, it could have an adverse effect on the Company's liquidity.

On November 5, 1999, the Company borrowed $2.0 million pursuant to a convertible secured promissory note issued to LHSP. In connection with the convertible secured promissory note, the Company extended the $1.5 million of outstanding promissory note owed to LHIC. Both of these notes are secured by substantially all of the tangible and intangible assets of the Company, mature February 3, 2000 and are subject to an additional 90 day extension at the option of LHSP and LHIC. Additionally, the Company has a term sheet from LHSP to provide up to $2.0 million of additional funds, under the same terms, to the Company for the restricted purpose of acquisitions, subject to LHSP's approval of the terms and conditions of any such acquisitions.

The Company continues to incur substantial operating losses and will continue to need additional working capital to fund its operations, acquisitions, research and development, and marketing efforts for the next fiscal year. Additionally, the Company does not anticipate that cash flow operations will provide sufficient funds for the Company to repay the $3.5 million of aggregate debt obligations owed to LHSP and LHIC, which mature on February 3, 2000. If the Company is unable to repay these debt obligations or obtain the necessary extensions on or before February 3, 2000, the Company would be in default of the promissory notes. If the Company is not successful in obtaining additional debt or equity financing for its operations, there will exist substantial doubt as to the Company's ability to continue as a going concern.

If the Company is unable to obtain the financing commitments required to successfully implement its intended business plan, then the Company will implement contingency plans which may include: (a) the slow down in pace or termination of its acquisition plan, (b) the acceleration of its plans to increase production capacity in its offshore transcription facility in the Philippines and transfer of the majority of transcription work to offshore production, (c) the reduction of expenses primarily through the reduction of sales and administrative personnel, (d) the curtailment of the development and deployment of the Company's VoiceCOMMANDER 99 products and (e) the sale of certain assets and operating subsidiaries. Successful implementation of this contingency plan is largely dependent upon hiring and training sufficient numbers of Philippine based transcriptionists to process a material percentage of the transcription workload of the Company. This contingency plan would increase the Company's exposure to the risks of doing business in a foreign country.

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

In the event of a Year 2000 problem with the Internet, the Company would revert to processing its transcription business on Year 2000 compliant transcription recording systems. These systems are being purchased in the normal course of its business, as part of the Company's disaster recovery plans. The lack of availability of the Internet could require the use of traditional telephone lines. In the event of a failure of the Internet and the national or international telephone system, the Company could continue to process transcription utilizing couriers to move the transcription data, although at a greatly reduced efficiency and substantially higher cost.

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

                          PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Reference is made to Note 9. of the Notes to Unaudited Consolidated Financial Statements for discussion of certain legal proceedings involving the Company.

ITEM 2.   CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

The following sales of unregistered securities occurred during the three months ended September 30, 1999 and through November 15, 1999 (the date of this filing), in private transactions in which the Company relied on the exemption from registration available under Section 4(2) of the Securities Act of 1993, as amended, and Rule 506 of Regulation D promulgated thereunder:

On November 5, 1999, in a private placement, the Company issued a $2.0 million convertible secured promissory note to Lernout & Hauspie Speech Products, N.V., an accredited investor.

On August 18, 1999, in a private placement, the Company sold 2,000 shares of Series E Preferred Stock and warrants to purchase 400,000 shares of common stock at an exercise price of $1.25, to Greenwich, AG, an accredited investor. Proceeds for the sale consisted of $1,500,000 cash and the conversion of a $500,000 convertible promissory note.

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

ITEM 5.   OTHER INFORMATION

On July 15, 1999, N. Rudy Garza, president and founder of G-51 Capital, LLC joined the Board of Directors.

On August 2, 1999, Eric A. Black was named chief executive officer and president of the Company. Mr. Black held several management positions in his 23 year career with Browning-Ferris, Inc., most recently as President and Chief Operating Officer of Browning-Ferris International, Inc. Tim Connolly, the current chairman and the chief executive officer immediately prior to the appointment of Mr. Black, will remain the chairman of the board and will chair the Company's strategic committee.

On August 2, 1999, Rob Ritchie was re-appointed from his offices as President and Chief Operating Officer of the Company to Vice-President-International Operations of the Company.

On August 25, 1999, Raymond Betz tendered his resignation as Director of the Company. Mr. Black was elected to the Board of Directors of the Company to serve the unexpired portion of Mr. Betz term or until his successor is duly elected and qualified.

On September 30, 1999, Michael J. Wilson tendered his resignation as Director of the Company. Mr. Wilson's term as Director of the Company had expired on September 6, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS


3.1 Certificate of Designation, Preferences, Rights and Limitations of Series E Preferred Stock of the Company. (Exhibit 3.1 to the Company's current report on form 8K filed on August 27, 1999, is incorporated herein by reference).

3.2* Form of Certificate of Designation, Preferences, Rights and Limitations of Series F Preferred Stock of the Company.

4.1 Registration Rights Agreement between the Company and Greenwich, AG dated August 18, 1999. (Exhibit 4.1 to the Company's current report on form 8K filed on August 27, 1999, is incorporated herein by reference).

4.2   Form of Warrant issued to Greenwich, AG dated August 18, 1999. (Exhibit
      4.2 to the Company's current report on form 8K filed on August 27, 1999, is incorporated herein by reference).

10.1 Convertible Promissory Note and Warrant Purchase Agreement, between the Company and Greenwich, AG dated July 20, 1999. (Exhibit 10.3, to the Company's quarterly report on form 10Q filed on August 12, 1999, is incorporated herein by reference).

10.2 Convertible Promissory Note and Warrant Purchase Agreement, between the Company and G-51 Capital LLC, dated July 20, 1999. (Exhibit 10.4, to the Company's quarterly report on form 10Q filed on August 12, 1999, is incorporated herein by reference).

10.3 Employment Agreement by Eric Black and the Company dated August 2, 1999. (Exhibit 10.5, to the Company's quarterly report on form 10Q filed on August 12, 1999, is incorporated herein by reference).

10.4 First Amendment to Employment Agreement by Timothy J. Connolly, dated August 2, 1999. (Exhibit 10.6, to the Company's quarterly report on form 10Q filed on August 12, 1999, is incorporated herein by reference).

10.5 Series E Preferred Stock and Warrant Purchase Agreement, between the Company and Greenwich, AG dated August 18, 1999. (Exhibit 10.1 to the Company's current report on form 8K filed on August 27, 1999, is incorporated herein by reference).

10.6* Convertible Secured Promissory Note Purchase Agreement, between the
      Company and Lernout & Hauspie Speech Products, N.V. dated November 5,
      1999.

10.7* Convertible  Secured  Promissory  Note  issued  to  Lernout  &  Hauspie
      Speech Products, N.V. dated November 5, 1999.

10.8* Amendment to Convertible Promissory Note, between the Company and L&H
      Investment Company, N.V. dated November 5, 1999.

27.1* Financial Data Schedule
------------------------
*  Filed herewith.

(B) REPORTS ON FORM 8-K

The Company filed a Form 8-K on August 27, 1999 for the private placement of 2,000 shares of Series E Preferred stock.


                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November, 1999.



                                             APPLIED VOICE RECOGNITION, INC.



                                               BY: /S/RICHARD A. CABRERA
                                                   RICHARD A. CABRERA
                                              CHIEF FINANCIAL OFFICER AND
                                                       SECRETARY
                                             (on behalf of the Company and
                                              as Chief Accounting Officer)