Form 10KSB
period 1999-12-31
APPLIED VOICE RECOGNITION INC /DE/
filed 2000-03-30
CIK 780882

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                _______________

                                  FORM 10-KSB
       (Mark One)

       [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999.

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-23607

                        APPLIED VOICE RECOGNITION, INC.
                 (Name of small business issuer in its charter)

          DELAWARE                                 76-051318
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
 Incorporation or Organization)

            1717 St. James Place, Suite 242, Houston, Texas  77056
              (Address of Principal Executive Office)  (Zip Code)

                                (713) 621-3131
               (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                               (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the 12 months ended December 31, 1999 were $5,261,810. The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing bid price on the OTC Electronic Bulletin Board on March 23, 2000 of $1.49 was $22,589,056. As of March 30, 2000, the issuer had 39,451,538 shares of its common stock, par value $.001 per share, outstanding.

          Documents incorporated by reference: The Registrant's Notice of Annual Meeting of Stockholders and definitive Proxy Statement pertaining to the 2000 Annual Meeting of Stockholders (the "Proxy Statement") and filed pursuant to Regulation 14A is incorporated herein by reference into Part III of this report.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

================================================================================

                               TABLE OF CONTENTS


Item                                                                    Page
----                                                                    ----
                                    PART  I

Item 1   Business.......................................................   1
Item 2   Properties and Equipment.......................................  13
Item 3   Legal Proceedings..............................................  14
Item 4   Submission of Matters to a Vote of Security Holders............  14

                                PART  II

Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters............................................  14
Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................  16
Item 7.  Consolidated Financial Statements..............................  23
Item 8.  Changes in and Disagreements with Accountants
         on Account and Financial Disclosure............................  23

                               PART  III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(A) of the Exchange Act.............  23
Item 10.  Executive Compensation........................................  23
Item 11.  Security Ownership of Certain Beneficial Owners
          and Management................................................  23
Item 12.  Certain Relationships and Related Transactions................  23
Item 13.  Exhibits and Reports on Form 8-K..............................  24


-------------------------------------------------------------------------------

               CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in and incorporated by reference into this Form 10-K are forward-looking statements. These forward-looking statements include, without limitation, statements regarding our estimate of the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, and regarding the uncertainties involved in the rate of growth and acceptance of the Internet, adoption of electronic medical record technology by physicians and patients, facilitating e-commerce transactions, new products, websites, and services. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurance that such expectations reflected in these forward-looking statements will prove to have been correct.

     When used in this Form 10-K, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Factors that May Affect Future Results of Operations" and elsewhere in this Form 10-K.

     You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-K could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

     We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-K after the date of this Form 10-K. "e-DOCS.net(TM)" and "VoiceCOMMANDER(TM)" are our trademarks. This report may contain trademarks and service marks of other companies.

-------------------------------------------------------------------------------

                                    PART  I

ITEM 1.  BUSINESS

GENERAL

     Applied Voice Recognition, Inc.'s, doing business as e-DOCS.net ("e-DOCS" or the "Company"), current principal business is providing traditional and Internet-based medical transcription services. Medical transcription is the conversion of dictated information into a standard text format for inclusion in a patient's permanent medical records. As of the end of 1999, we had acquired eight medical transcription service providers in Texas, Colorado, Florida, and New York, and Manila, the Philippines, of which four have been recently sold to relieve us of significant loss-producing assets. Following the sale of those four operations, e-DOCS still has approximately 1,200 physician transcription clients in six states, and transcribes approximately 67,000 physician-dictated medical records per month.

     Although our most recent business strategy included the acquisition of medical transcription operations in order to consolidate the fragmented market, we have abandoned the acquisition aspect of that strategy due to the lack of capital available to us. We have also ceased development of our Internet-based voice recognition software since it did not provide the type of cost savings for our medical transcription services we had initially anticipated. Even though we recently sold several of our medical transcription operations, we plan to maintain and improve our remaining medical transcription operations, which currently provide our only source of revenue.

     Our new business strategy is to develop an Internet-based patient record storage system called the e-DOCS Physician Network (the "EPN") using the experience we gained from acquiring eight independent transcription companies and developing Internet-based software. The EPN will be a vertical Internet business-to-business application service provider, or "ASP", for the service of the medical community operated through our wholly-owned subsidiary e-DOCS Physicians Network, Inc. It will be directed at independent transcription companies like the ones we acquired and at the nation's 475,000 clinical physicians, 70% of whom practice in groups of five or less, to provide a common technology platform for these types of independent, capital-deficient businesses. The EPN will be a secure, business-to-business Internet application for the electronic organization, storage and retrieval of medical transcription services and physicians' handwritten notes of patient encounters. It will also provide access to this medical information 24 hours a day, seven days a week. Ultimately, the EPN will create a direct link to the physician by facilitating improvements to the existing channel for transcription and medical information.

     The EPN is still in the preliminary stages of development. We anticipate the launch of the EPN by the end of 2000, provided we obtain adequate financing to complete its development. Currently, we have designed the EPN website architecture, and are selecting a developer to put together the main components of the actual storage and retrieval system. Our medical transcription services will continue to be our only source of revenue until we complete the development of and successfully introduce the EPN.

COMPANY HISTORY

         e-DOCS' predecessor, Voice Technology Partners, L.P., a Texas limited partnership, was founded in 1994. In August 1996, the assets of the partnership were contributed to a Delaware corporation. Thereafter, in December 1996, the Delaware Corporation completed a share exchange with Summa Vest, Inc., a Utah corporation, which immediately thereafter changed its name to Applied Voice Recognition, Inc. The share exchange was accounted for as a reverse merger. In January 1998, the Utah corporation merged with and into its wholly-owned Delaware subsidiary in order to reincorporate as a Delaware corporation.

         Prior to the first quarter of 1998, our principal efforts were focused on the sales of VoiceCOMMANDER(TM). This version of our voice recognition software was sold to the general business community through retail sales channels and our internal sales force. In the first quarter of 1998, we narrowed the focus of our business plan to concentrate our efforts on medical transcription services.

         In March 1998, we began our expansion into the healthcare transcription industry by acquiring Transcription Resources of Dallas, Texas ("TR"). The operation of TR during 1998 provided us with valuable industry experience which enabled us to develop our VoiceCOMMANDER 99 integrated solution and to formulate our acquisition plan. In May 1998, we began development of a software product that provides healthcare professionals with a tool for Internet-based transcription and dictation services. The product, VoiceCOMMANDER 99, provided a mobile dictation solution designed to improve the quality and reduce the costs of healthcare information needs. In February 1999, we introduced VoiceCOMMANDER 99 as an integrated Internet-based speech recognition product designed specifically for the healthcare transcription market.

         After ten months of usage by physicians, we recognized that the voice recognition component of VoiceCOMMANDER was not generating the cost and labor savings previously believed possible. However, the market clearly indicated a preference for a browser-oriented tool for Internet-based transcription and medical records storage services. We never derived significant revenues from VoiceCOMMANDER 99; and have ceased the development and use of it as part of our business plan. Nevertheless, we believe that our use of VoiceCOMMANDER 99 has provided us with a unique experience to that of our competitors, which will allow us to respond to technological changes in the future.

         During 1998 and 1999, we acquired eight traditional transcription companies in various markets in the U.S. and the Philippines. On December 20, 1999, we entered into a binding letter of intent to sell four of those medical transcription operations. Under an Asset Purchase Agreement dated January 7, 2000 and effective as of December 20, 1999, we sold the net assets and contracts of our medical transcription service operations based in New York, New Jersey, Houston, Texas and Manila the Philippines for consideration of approximately $8.5 million to Lonestar Medical Transcription USA, Inc. ("Lonestar"), a Delaware corporation and a wholly-owned subsidiary of L&H Investment Co., N.V., a Belgium company ("LHIC"), and to LHIC, who was a preferred stockholder in the Company prior to the consummation of this transaction. Additionally, Lonestar and LHIC obtained the non-exclusive rights to our VoiceCOMMANDER 99 code.

         The $8.5 million purchase price consisted of the forgiveness of a $2.0 million promissory note held by Lernout & Hauspie Speech Products, N.V., a Belgium company and an affiliate of LHIC ("LHSP"), the forgiveness of a $1.5 million promissory note held by LHIC, and the retirement of $5.0 million in Series D Preferred Stock held by LHIC. We also converted warrants held by LHIC to purchase approximately 3.5 million shares of our common stock at $1.25 per share into warrants to purchase 800,000 shares of our common stock at $0.37 per share. The LHSP promissory note, the LHIC promissory note and the Series D Preferred Stock were convertible into 5,405,405, 4,054,054 and 13,513,513 shares of our common stock, respectively. The disposition removed substantial indebtedness from our books and potential dilution to our common stockholders.

         In addition to the purchase price, Lonestar agreed to assume certain employment contracts including those of Eric A. Black, the former President and Chief Executive Officer of e-DOCS, and Richard A. Cabrera, the former Chief Financial Officer and Secretary of e-DOCS. Mr. Black and Mr. Cabrera resigned their positions with us, effective as of the close of the transaction.
We agreed to release Mr. Black and Mr. Cabrera from the non-compete clauses in their employment contracts.

         The following table describes the Company's recent acquisitions and dispositions in the healthcare transcription industry (acquisitions which were later sold as described above are indented):

                                                                                                            Effective Date
          Company                        Metropolitan Area             Date of Acquisition                  of Disposition
--------------------------------      --------------------------      ------------------------      ------------------------------
Transcription Resources                  Dallas, Texas                   March 17, 1998

   Cornell Transcription, Inc.           New York, New York              December 1, 1998              December 20, 1999
                                         and Hackensack,  New Jersey

   Outsource Transcription               Manila, Philippines             December 1, 1998              December 20, 1999

Linda R. Whilhite Transcription          Denver, Colorado                December 31, 1998

   Reyna Transcriptions                  Richmond, Texas                 February 22, 1999             December 20, 1999

PRN Transcription, Inc.                  Tyler, Texas                    February 22, 1999

AM Transcription, Inc.                   Richardson, Texas               February 26, 1999

   A Word Above, Inc.                    Houston, Texas                  May 31, 1999                  December 20, 1999


         E-DOCS's former business strategies were to (i) consolidate the fragmented medical transcription industry by pursuing strategic acquisitions that provide entry into new markets or compliment existing operations; (ii) reduce the cost of providing medical transcription services by utilizing the Internet and VoiceCOMMANDER 99(TM) voice recognition technology;
(iii) build our capacity to provide medical transcription services by recruiting and training additional transcriptionists, primarily in the Philippines; and
(iv) improve cash flows. Our ability to pursue these business strategies was limited by our financial condition, and our limited ability to raise debt or equity financing on terms favorable to our stockholders. These business strategies have been abandoned in favor of maintaining and improving our remaining medical transcription operations and a new focus on the healthcare Internet business-to-business industry.

         During our fiscal year ended December 31, 1998, we spent approximately $1.06 million on research and development activities. For the fiscal year ended December 31, 1999, we spent approximately $711,000 on research and development activities. Those activities focused primarily on the development of our medical transcription operations and our Internet-based voice recognition software, VoiceCOMMANDER 99. During those two years we did not have any expenditures on the development of the EPN.

INDUSTRY OVERVIEW

     MEDICAL TRANSCRIPTION INDUSTRY

         Medical transcription is the conversion of dictated information into a standard text format for inclusion in a patient's permanent medical records. Increasingly, patient's permanent medical records are being maintained as electronic patient records. The notes are either transcribed in-house or transmitted by phone lines or courier to an outside service. According to the Medical Transcription Industry Alliance ("MTIA"), physicians in the U.S. are currently spending over $6.6 billion dollars per year on transcription and growing at a rate of 15-20% annually. Whether it is performed in-house or out-sourced to professional transcription services, most of the costs associated with transcription are attributable to labor in the form of typing and quality assurance. Further, the medical transcription industry is also very fragmented, with approximately 1,500 transcription companies domestically according to the MTIA. The medical transcription market includes individual physicians, physician groups and hospitals.

     HEALTHCARE INTERNET INDUSTRY

         The healthcare industry is in a period of rapid change, which is being influenced by government regulation, industry consolidation, quality of care issues and technological change. Healthcare providers are outsourcing non-core competencies in an effort to reduce cost and administrative burdens. e-DOCS and other out-source medical transcription service providers are utilizing emerging technologies such as the Internet and digital imaging to improve the transcription process and the management of electronic patient records.

         The opportunity for the EPN is created by the fundamental need for the medical industry to have a direct connection to physicians. With approximately 637,000 actively practicing physicians in the U.S., the physician office market accounts for $215 billion of healthcare spending and directs up to another $600 billion in spending as reported by Wit Capital. Physician office services are expected to exceed $400 billion by 2008. The physician market is extremely fragmented, with nearly 70% in groups of less than five doctors according to the American Medical Association. e-DOCS' research of 42 practices throughout Texas and Colorado indicated only one in fourteen physicians currently use an electronic medical record entry system. The remainder rely on handwritten patient notes.

PRODUCTS AND SERVICES

     MEDICAL TRANSCRIPTION

         We derive substantially all of our revenue from providing value-added medical transcription services to clients through our four remaining transcription operations. e-DOCS' traditional transcription business provides a computer-based service for transcription of physician dictation. While its service arrangements vary by customer (some of which require transcription to be performed on-site), these services are primarily provided from remote locations utilizing telecommunications and internet capabilities. As a result, many of our transcription employees are able to work as "telecommuters" using networked computers in their homes. Our transcription services are typically paid for per line transcribed.

     THE E-DOCS PHYSICIAN NETWORK

         The EPN will be designed to become the standard technology platform for the independent transcription company and the individual practicing physician. It is being developed in response to a need identified by our existing customer base for a simple, secure solution to the daily needs of the medical services community.

         The EPN is being designed to provide an efficient Internet-based delivery system for medical transcription documents and an infrastructure for capturing, organizing, storing and retrieving medical information. The services may include medical transcription and storage, training, legacy system integration, and the electronic storage and retrieval of the physician's hand-written notes of a patient encounter. The EPN will be designed to simplify how physicians interact with medical information, without attempting to change their current practice methodology. It will also support opportunities for other physician interests and alliances into content, services and products, such as medical supplies, banking, travel, and office supplies.

         We intend to provide the services of the EPN on a monthly subscription basis. Medical transcription companies will pay a basic monthly fee for maintenance of their web page on the system. This will entitle the transcription company to deliver its medically transcribed documents through the EPN browser, allowing physicians to review their transcription online and digitally sign the document. It will be available all of the time from any location upon authorization of the user.

         The basic service will be provided to the physician at no cost. The EPN will offer secure, long-term, Health Insurance Portability and Accounting Act-compliant document storage for a monthly subscription fee. Other services anticipated to be provided include a basic online medical record, including the capture of the physician's handwritten patient notes without scanning. Our research indicates many physicians prefer a simple document solution that does not alter the way the physician practices medicine. Additionally, cost reductions in medicine demand an approach based on usage, rather than large, up-front investments.

         The important competitive advantage of the EPN will be its presentation of information to the physician rather than requiring the physician to search the Internet to find information and services. A medical search engine button will always be available adjacent to the patient record, allowing the physician instant access to this resource at all times. We further intend to enter into strategic relationships with well-known providers of other services, such as banking, medical and office supplies, and an upgrade path to a more sophisticated medical record, if desired by the physician.

         Furthermore, the EPN will provide enabling infrastructure and services for secure, online medical transactions. It will provide an integrated service solution designed specifically for healthcare that will include roaming user credentials, complete audit trail, fraud detection and directed delegation of authority to medical records. Thus, the EPN is being designed to be a secure facility with "state of the art" protection.

COMPETITION

     MEDICAL TRANSCRIPTION INDUSTRY

         e-DOCS competes in the highly fragmented medical transcription industry that is predominately populated by small, regional or local companies, with a limited number of national companies. It is estimated by the MTIA that the total annual cost of transcribing medical records in the United States is greater than $6.6 billion. Of this amount, the MTIA reports that approximately $1 billion is currently outsourced to medical transcription companies.

         While the transcription services industry remains highly fragmented, there has been a significant trend towards consolidation. We believe that this trend is in response to the greater technological demands of the customer base and the consolidation of healthcare service providers into larger national
companies.   Smaller, regional and local medical service providers are at a disadvantage as they are not able to achieve sufficient economies of scale to obtain a return on significant investments in technology. The consolidation of healthcare service providers is reducing the number of potential medical transcription customers, while increasing the information management requirements of those customers. We believe that the larger healthcare service providers prefer to utilize a smaller number of larger, more technologically-advanced medical transcription service providers.

         The number of large national transcription service providers has decreased in recent years due to industry consolidation. The largest medical transcription service providers are Medquist, Inc., Rodeer Systems, Inc. and Transcend Services, Inc. Additionally, other service providers to the healthcare industry, such as LHSP, which has recently been buying medical transcription service providers in addition to the operations purchased from e-DOCS, may enter into the medical transcription service industry. We believe that our ability to compete with these providers and others depends upon many factors within and outside of our control, including the timing and market acceptance of our transcription services, service quality, performance, price, reliability, customer service and support and the ability to attract qualified transcriptionists.

         Increased competition may result in price reductions for our services, reduced operating margins and an inability to increase our market share, any of which would have a material adverse effect on our business, financial condition and results of operations.

     HEALTHCARE INTERNET INDUSTRY

         High growth, intense competition, and technological change characterize the market for electronic healthcare information services and e-commerce. In addition to the direct competitors, such as Medicalogic, Inc., that we will be facing in the electronic medical records market, we will face competition from many companies with significantly greater financial resources, well-established brand names and large installed customer bases. We expect significant competition from:

 .  Traditional healthcare information system vendors, including Cerner
   Corporation, Epic Systems Corporation, IDX Corporation, McKesson/HBOC, Medic, a division of Misys PLC, and Shared Medical Systems Corporation, each of which focus on providing information systems to large healthcare enterprises and physician practice groups. They also have large installed bases of customers. Although they have not traditionally focused on providing electronic medical record solutions, they have begun to pursue a variety of Internet strategies, some of which could provide functions competitive with our products and services; and

 . Major Internet companies, including those not currently specializing in the healthcare industry, which may also enter our markets. Many of these companies have longer operating histories, larger customer bases, substantially greater financial, technical, sales and marketing resources and greater name recognition than we do, and we may be unable to compete successfully against them. The most significant competitive factors include clinical focus, service reliability, breadth of product offerings, price performance ratio, network security, ease of access and use, content bundling, customer support, brand recognition and operating experience. However, we believe we will be able to compete favorably in most of these areas by targeting the smaller healthcare enterprises and physician practice groups.

GOVERNMENT REGULATION AND HEALTHCARE REFORM

       The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare organizations. Proposals to reform the U.S. healthcare system have been and will continue to be considered by the U.S. Congress. These programs may contain proposals to increase or decrease government involvement in healthcare or change the operating environment for our potential customers. Healthcare organizations may react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services. On the other hand, changes in the regulatory environment have in the past increased and may continue to increase the needs of healthcare organizations for cost-effective information management, which may enhance the marketability of our applications and services. We cannot predict with any certainty what impact, if any, these proposals or any future healthcare reforms might have on our business, financial condition and results of operations.

       The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") mandates the use of standard transactions and identifiers, prescribed security measures and other provisions within two years after the adoption of final regulations by the Department of Health and Human Services. It will be necessary for our products and services to be in compliance with the proposed regulations. Congress is also likely to consider legislation that would establish rules about individuals' rights to access their own or someone else's medical information within legislation known as a "patient bill of rights".
This legislation, if enacted, would likely define what is to be considered protected health information and outline steps to ensure the confidentiality of this information.

       The confidentiality of patient records and the circumstances under which records may be released for inclusion in our EPN databases are subject to substantial and rapidly evolving regulation governing both the disclosure and the use of confidential patient medical record information. Legislation governing the dissemination of medical record information has been proposed at both the state and federal levels. This legislation may require holders of medical records to implement security measures that may require substantial expenditures by us or materially restrict the ability of healthcare providers to submit information from patient records using our applications.

       In October 1999, the Department of Health and Human Services proposed new rules under the HIPAA. The proposed rules would require the formulation of policies and systems that give individuals access to their health information. In addition, these rules would require that safeguards be constructed to protect this health information against unauthorized access. The proposed rules include new penalties for violations of an individual's right to keep their health information private. These proposed rules are expected to become final in early 2000.

       There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted that address issues such as online content, user privacy, pricing and characteristics and quality of applications and services. For example, although two key provisions of the act were held unconstitutional, the Communications Decency Act of 1996 prohibited the transmission over the Internet of some types of information and content.

       Internet user privacy has become an issue in the United States. Current United States privacy law consists of a few disparate statutes directed at specific industries that collect personal data, none of which specifically covers the collection of personal information online. The United States or any state may adopt legislation to attempt to protect this privacy. Any legislation addressing these issues could affect the way in which we are allowed to conduct our business, especially those aspects that involve the collection or use of personal information, and could have a material adverse effect on our business, financial condition and results of operations. Moreover, it may take years to determine the extent to which existing laws governing issues such as property ownership, libel, negligence and personal privacy are applicable to the Internet.

       The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by some foreign governments that could impose taxes on the sale of goods and services and some other Internet activities. A recently passed law places a temporary moratorium on specific types of taxation on e-commerce. We cannot predict the effect of current attempts at taxing or regulating commerce over the Internet. Any legislation that substantially impairs the growth of e-commerce could have a material adverse effect on our business, financial condition and results of operations.

INTELLECTUAL PROPERTY

     PATENTS

       We regard our software as proprietary and rely on a combination of copyright and trade secret laws in attempting to protect those rights. We enter into software license agreements with end-users of our products that outline the terms and conditions under which our products can be used. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of our products or to obtain and use information that we regard as proprietary.

       We have applied for several U.S. Patents on various aspects of our speech recognition user interface and Internet technology, and two of the applications are pending. In September 1998, our U.S. Patent 5,812,977 was issued on a PC-based graphical user interface for voice applications. The patent covers our graphical user interfaces ("GUI's") integrated with voice recognition technology as a primary interface for a PC. Additionally, it includes an intelligent, real-time help system that tracks what the user is attempting to accomplish and provides visual and/or vocal assistance.

       In February 1999, e-DOCS' second U.S. Patent 5875429 was issued. This patent covers the use of voice, combined with graphical navigation marks, that allows a user to quickly and easily navigate and edit a document. e-DOCS has filed a third patent application for the voice activation of popular games of chance. The gaming industry in places like Las Vegas has moved increasingly to computerized games of chance. e-DOCS' management believes that the next logical step is to add voice recognition technology to those games. The resultant games would not only respond to the user's voice, but could converse with the player to enhance the entertainment experience. The patent office challenged this patent citing prior inventions that would logically lead to this technology. As this patent does not relate to our core business we decided not to pursue it further.

       The fourth patent concerns the voice activation of direction giving kiosks. These purpose-built kiosks would utilize voice recognition technology and voice response to allow users to be easily guided from the kiosk location to the location of their choice. The resultant directions and/or maps would also provide related information such as coupons for shopping or advertisements for related products. After a challenge from the patent office this patent was abandoned.

       The fifth patent describes a voice operated inventory system for the airline industry. This wearable unit would be worn by the flight attendants, on their belt, while they are serving drinks or renting headsets. The flight attendant would simply say "Seat 3C, one Scotch," into the microphone, and the system would generate a bill internally and debit the inventory. The flight attendant would then swipe the customer's credit card for payment of the transaction. All transactions would be held in memory until landing when the unit would be plugged into a master system for reconciliation. This patent was also challenged. While it was possible that modifications to the claims could have been made to continue the process, it was deemed that it was not in our best interest to pursue a patent so divergent from our emerging medical focus.

       We have applied for a patent that describes the use of color or other easily recognizable text differentiators as an indication of recognition accuracy. The application could show text that is believed by the recognition engine to be greater than 90% accurate in black, text that was believed to be between 70 and 90% accurate in blue, and text that is believed to be less than 70% accurate in red. This would provide obvious visual clues to the user on where the document needs correction.

       We also have applied for a patent that describes the process for presenting medical details about pharmaceutical products to doctors though the use of an Internet browser. The doctor would sign on to a secure web site and view a presentation detailing the method of application, benefits, and side effects for particular products. Once the doctor finished viewing the presentation she can order samples of that products from its manufacturer by a click of the mouse to be sent to her overnight. We anticipate incorporating this technology into the EPN.

       The patent process is lengthy and complex. Each patent must go through rigorous examination and may involve amplifying submissions. We may, based upon response from the patent office, abandon efforts on any patents that are deemed to not warrant further investment of our resources. There can be no assurance that any patents will be issued or, if issued, will provide us with significant protection against competitors. Our current intention is not to develop products based on any existing intellectual property rights we may have, except to the extent such rights relate to the development of the EPN. However, we may seek to sell or license such rights in the future.

       Certain of our competitors have obtained, and we believe that certain of our competitors are seeking, patent protection on various aspects of their speech recognition technology. Many of our competitors have significantly greater resources than we do. We believe that, because of the rapid pace of technological change in the software industry, factors such as the technological and creative skills of our personnel are more important to establishing and maintaining a technology leadership position than are the various legal protections of our technology.

       Litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to enforce any patent issued to us, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others. Adverse findings in any proceeding could subject us to significant liabilities to third parties, require us to seek licenses from third parties, and adversely affect our ability to sell our products. We are not aware of any controversy leading to litigation relating to intellectual property issues. However, there can be no assurances that the products and services offered by us will not infringe on patent or other rights of others, for which licenses might not be available to us.

      TRADEMARKS

       e-DOCS has been granted U.S. Trademarks for each of APPLIED VOICE RECOGNITION, VoiceCOMMANDER, LAWCOMMANDER, VOICECOMMANDER (CTM), GIVING PEOPLE POWER OVER TECHNOLOGY, and MIKE ROFONE (word mark) plus miscellaneous designs of the Mike Rofone character. In addition the Company has applied for U.S. trademarks for It's About Time, Physician Internet Portal, P.I.P., e-DOCS.net (trademark), e-DOCS.net (service mark), Virtual Physician Private Network, e-DOCS (trademark), e-DOCS (service mark), MedVault, and e-DOCS Physician Network, all of which are pending. The U.S. Trademark Office has notified us that an application for the e-DOCS trademark may not be approved under the notion that the term "e-DOCS" may now be generic. There can be no assurance that any of our pending or future trademark registrations will be issued or, if issued, will provide us with significant protection against competitors.

ASSIGNMENTS

       Pursuant to our transaction with Lonestar and LHIC as described above, we provided each with the non-exclusive right to our VoiceCOMMANDER 99 code. However, those rights do not include the right to any future improvements made by us to the VoiceCOMMANDER code. Furthermore, we are not entitled to receive any licensing fee or other form of compensation for Lonestar's and LHIC's use of the VoiceCOMMANDER code.

EMPLOYEES

       As of December 31, 1999 and taking into effect the completion of our transaction with Lonestar and LHIC, we employed 12 persons on a full-time basis, of whom 4 were located in our corporate headquarters in Houston, Texas, and 8 were located at branch locations in Texas and Colorado.

       In addition, 73 people provided transcription services to us from their homes. We treat our at-home transcriptionists as contract employees and compensate them based upon their performance. None of our employees are represented by a labor union, and we consider our relations with our employees and at-home transcriptionists to be good.

ITEM 2.  PROPERTIES AND EQUIPMENT

       As of December 31, 1999, we did not own any real property. We lease office space for our headquarters in Houston, Texas, and for our branch operations. The headquarters office, located at 1717 St. James Place, Suite 242, Houston, Texas currently consists of approximately 1,122 square feet at a basic rental rate of approximately $1,789 per month. We are in the process of expanding our office space by leasing an additional 700 square feet adjacent to our current location at a basic rental rate of $1,125 per month.

       Our typical branch office ranges from 1,000 to 1,500 square feet and lease terms vary from month to month to 2 years remaining on the lease.

       We have a significant investment in the latest in personal computer hardware and software technology, which is required to develop and maintain our sophisticated software products, as well as being available for demonstrations in-house and at trade shows. We also own personal computers and printers that are used by our sales and administrative staffs.

ITEM 3.  LEGAL PROCEEDINGS

       There are no material legal proceedings to which e-DOCS is a party or of which any of its property is the subject other than ordinary, routine claims incidental to e-DOCS' business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       We did not submit any matters during the fourth quarter of the year covered by this report to a vote of the security holders through the solicitation of proxies or in any other manner.


                                   PART  II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

       On February 5, 1997, our common stock began trading on the Over-the-Counter Bulletin Board (the "OTCBB") under the symbol "AVRI." On February 8, 1999 our Board of Directors voted to adopt "e-DOCS.net, Inc." as our name for doing business to clearly reflect our new focus on the Internet. Additionally, we changed our ticker symbol to EDOC on February 23, 1999. The following table shows, for the periods indicated, the range of high and low bid information for our common stock as reported by the OTCBB. Any market for the common stock should be considered sporadic, illiquid and highly volatile. Prices reflect inter-dealer quotations, without adjustment for retail markup, markdowns or commissions, and may not represent actual transactions. The stock's trading range over the previous two years on the OTCBB is as follows:

1998                       HIGH                         LOW
----                      -------                     -------
1st Quarter                $3.812                      $1.750
2nd Quarter                $3.312                      $0.875
3rd Quarter                $1.875                      $0.450
4th Quarter                $1.531                      $0.625

1999                       HIGH                        LOW
1st Quarter                $2.125                      $0.906
2nd Quarter                $1.406                      $1.063
3rd Quarter                $1.688                      $0.438
4th Quarter                $0.530                      $0.188

    As of March 30, 2000 there were 39,451,538 shares of common stock issued and outstanding and 308 holders of record of the common stock. In addition, we have approximately 4,550 additional beneficial stockholders.
e-DOCS has neither declared nor paid any dividends on the common stock since its inception and presently anticipates that no dividends will be declared in the foreseeable future. However, we have been required to pay stock dividends on our preferred stock. Any future dividends will be subject to the discretion of the Board of Directors and will depend upon, among other things, future earnings, the operating and financial condition of e-DOCS, capital requirements, debt obligation agreements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on the common stock will be paid in the future.

RECENT SALES OF UNREGISTERED SECURITIES

       The following sales of unregistered securities occurred during the year ended December 31, 1999 in private transactions, which were not included in an earlier Form 10-QSB. For these sales, e-DOCS relied on the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), unless otherwise indicated:

       SERIES A PREFERRED STOCK. On January 20, 2000, we entered into a Stock Exchange Agreement with the holder of the our Series A Preferred Stock, Entrepreneurial Investors, Ltd. ("EIL"), to exchange their shares of preferred stock for shares of Series G Preferred Stock based on the primary terms set forth in a Letter Agreement dated January 7, 2000. Those terms included the Series G Preferred Stock having a reduced conversion price with a mandatory conversion provision that requires the Series G shares to be converted into our common stock within seven days of their issuance. The effective result being the resetting of the conversion price for the Series A Preferred Stock from $1.48 to $.30, followed by the prompt conversion of the preferred stock into our common stock. On March 23, 2000, EIL converted its 186,000 of Series A Preferred Stock into 14,880 shares of Series G Preferred Stock. Upon conversion, EIL also received stock dividends amounting to 347.166 shares of Series G Preferred Stock. On March 30, those 15,227.166 shares of Series G Preferred Stock converted into 5,075,722 shares of our common stock. We relied upon the exemption provided by Section 3(a)(9) under the Securities Act for these issuances.

       SERIES B PREFERRED STOCK. During 1999, we periodically issued shares of common stock when the holders of our Series B Preferred Stock (the "Series B Investors") exercised their conversion rights and converted an aggregate of 605 shares of the Series B Preferred Stock into 608,680 shares of our common stock. As of December 31, 1999, the Series B Investors received stock dividends amounting to 51,523 shares of common stock. On March 11, 2000, the remaining
919.715 shares of Series B Preferred Stock were automatically converted into 514,059 additional shares of our common stock in accordance with the terms of the Certificate of Designation for the Series B Preferred Stock. Upon conversion, the Series B Investors also received stock dividends amounting to 51,476 shares of our common stock. We relied upon the exemption provided by
Section 3(a)(9) under the Securities Act for these issuances.

       SERIES C PREFERRED STOCK. On February 11, 2000, we entered into a Stock Exchange Agreement with the holders of the our Series C Preferred Stock (the "Series C Investors") to exchange their shares of preferred stock for shares of Series G Preferred Stock based on the primary terms set forth in a Letter

Agreement dated January 7, 2000. Those terms included the Series G Preferred Stock having a reduced conversion price with a mandatory conversion provision that requires the Series G shares to be converted into our common stock within seven days of their issuance. The effective result being the resetting of the conversion price for the Series C Preferred Stock from $1.00 to $.30, followed by the prompt conversion of the preferred stock into our common stock. On
March 1, 2000 and March 23, 2000 the Series C Investors converted their 153,538 shares into 15,353.8 shares of Series G Preferred Stock. Upon conversion, the holders of the Series C Preferred Stock received stock dividends amounting to
287.34 shares of Series G Preferred Stock. On March 8, 2000, 14,516.68 shares of those Series G Preferred Stock were converted into 4,838,894 shares of our common stock, and on March 30, 2000, the remaining 1,124.458 were converted into 374,819 shares of our common stock. We relied upon the exemption provided by
Section 3(a)(9) under the Securities Act for these issuances.

       SERIES E PREFERRED STOCK. On August 18, 1999, we completed a $2,000,000 private placement by the issuance of 2,000 shares of Series E Convertible Preferred Stock. These shares have a par value of $.10 and were priced at $1,000 per share and were sold to Greenwich AG. On February 11, 2000, we entered into a Stock Exchange Agreement with the Greenwich AG to exchange its shares of preferred stock for shares of Series G Preferred Stock based on the primary terms set forth in a Letter Agreement dated January 7, 2000. Those terms included the Series G Preferred Stock having a reduced conversion price with a mandatory conversion provision that requires the Series G shares to be converted into our common stock within seven days of their issuance. The effective result being the resetting of the conversion price for the Series E Preferred Stock from $1.00 to $.30, followed by the prompt conversion of the preferred stock into our common stock. On March 23, 2000, Greenwich AG conversion, Greenwich AG received stock dividends amounting to 269.448 shares of Series G Preferred Stock. On March 8, 2000, those 20,269.448 shares of Series G Preferred Stock were converted into 6,756,483 shares or our common stock. We relied upon the exemption provided by Section 3(a)(9) under the Securities Act for these issuances.

       SERIES 1 PREFERRED STOCK. On December 31, 1999, we issued 448.866 shares of Series 1 Preferred Stock as deferred payment of a portion of the purchase price for the acquisition of Cornell Transcription, Inc. in accordance with the terms of the Asset Purchase Agreement dated December 1, 1998. On December 31, 1999, Cornell Transcription, Inc. converted those 448.866 shares of Series 1 Preferred Stock into 1,468,539 shares of our common stock. We relied upon the exemption provided by Section 3(a)(9) under the Securities Act for these issuances.

       SERIES 2 PREFERRED STOCK. On December 31, 1999, we issued 500 shares of Series 2 Preferred Stock as deferred payment of a portion of the purchase price for the acquisition of Linda Willhite Transcription in accordance with the terms of the Asset Purchase Agreement dated December 31, 1998. On February 23, 2000, we issued 1,256.66 shares of Series 2 Preferred Stock as deferred payment of a portion of the purchase price for the acquisition of PRN Transcription, Inc. in accordance with the terms of the Asset Purchase Agreement dated February 22, 1999. On March 14, 2000, we converted those 1,256.66 shares of Series 2 Preferred Stock into 82,822 shares of our common stock. We relied upon the exemption provided by Section 3(a)(9) under the Securities Act of these issuances.

       On February 23, 2000, we issued 645.44 shares of Series 2 Preferred Stock as deferred payment of a portion of the purchase price for the acquisition of AM Transcription, Inc. in accordance with the terms of the Asset Purchase Agreement dated February 26, 1999. On March 14, 2000, we converted those 645.44 shares of Series 2 Preferred Stock into 32,953 shares of our common stock. We relied upon the exemption provided by Section 3(a)(9) under the Securities Act for these issuances.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       e-DOCS' current revenue is derived from the out-sourced medical transcription of patient records for physicians, clinics and hospitals. Our current customer base includes approximately 1,200 physicians in six states. In the first quarter of 1998, we decreased the scope of our business plan and began concentrating our efforts solely on the medical transcription market.

       Starting in May 1998, we began development of a software product that provided healthcare professionals with a tool for Internet-based transcription and dictation services. The new product, named VoiceCOMMANDER 99, provided a mobile dictation solution designed to improve the quality and reduce the costs of healthcare information needs. Released on February 15, 1999, VoiceCOMMANDER 99 utilized voice recognition, handheld digital recording technology, and Internet-driven technologies.

       After ten months of usage by physicians, we recognized that the voice recognition component of VoiceCOMMANDER was not generating the cost and labor savings previously believed possible. However, the market clearly indicated a preference for a browser-oriented tool for Internet-based transcription and medical records storage services. Utilizing the experience gained from our first Internet-based service, VoiceCOMMANDER 99, we have begun development of our next generation browser-based service, titled e-DOCS Physician Network.

       While we continue to provide outsource medical transcription services, we are developing the EPN, through our wholly-owned subsidiary the e-DOCS Physician Network, Inc., as a medically centric, business-to-business application service provider. The EPN will provide a secure, browser-based solution directed at the independent transcription company and the nation's 475,000 clinical physicians, 70% of whom practice in groups of five or less. We are utilizing our experience in previously acquiring eight independent transcription companies to provide a common technology platform to these independent, capital-deficient businesses.

       The EPN will be designed to become the standard technology platform for the independent transcription company and the individual practicing physician. It is being developed in response to a need identified by our existing customer base for a simple, secure solution to the daily needs of the medical services community.

       The EPN is being designed to provide an efficient Internet-based delivery system for medical transcription documents and an infrastructure for capturing, organizing, storing and retrieving medical information. The services may include medical transcription and storage, training, legacy system integration, and the electronic storage and retrieval of the physician's hand-written notes of a patient encounter. The EPN will be designed to simplify how physicians interact with medical information, without attempting to change their current practice methodology. It will also support opportunities for other physician interests and alliances into content, services and products.

       We intend to provide the services of the EPN on a monthly subscription basis. Medical transcription companies will pay a basic monthly fee for maintenance of their web page on the system. This will entitle the transcription company to deliver its medically transcribed documents through the EPN browser, allowing physicians to review their transcription online and digitally sign the document. It will be available all of the time from any location upon authorization of the user.

       The basic service will be provided to the physician at no cost. The EPN will offer secure, long-term, HIPAA-compliant document storage for a monthly subscription fee. Other services anticipated to be provided include a basic online medical record, including the capture of the physician's handwritten patient notes without scanning. Our study of 42 practices throughout Texas and Colorado showed that only one in fourteen physicians currently use an electronic medical record entry system. The remainder rely on handwritten patient notes. Our research indicates many physicians prefer a simple document solution that does not alter the way the physician practices medicine. Additionally, cost reductions in medicine demand an approach based on usage, rather than large, up-front investments.

       We believe that the important competitive advantage of the EPN will be its presentation of information to the physician rather than requiring the physician to search the net to find information and services. A medical search engine button will always be available adjacent to the patient record, allowing the physician instant access to this resource at all times. We further intend to enter into strategic relationships with well-known providers of other services, such as banking, medical and office supplies, and an upgrade path to a more sophisticated medical record, if desired by the physician.

       Furthermore, the EPN will provide enabling infrastructure and services for secure, online medical transactions. It will provide an integrated service solution designed specifically for healthcare that will include roaming user credentials, complete audit trail, fraud detection and directed delegation of authority to medical records. Thus, the EPN is being designed to be a secure facility with "state of the art" protection.

RESULTS OF OPERATIONS

       Due to the evolution of our business strategy, we believe that our historical results of operations for the periods presented may not be directly comparable. Further, we believe the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by the continued integration of our acquired businesses and the corporate restructuring from the sale of our primary loss-generating assets.

       The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto and other detailed information appearing elsewhere herein.

FISCAL YEAR 1999 VS. FISCAL YEAR 1998

       REVENUES

       Our primary source of revenues originated from the sale of transcription services. During 1999, we also generated revenues from the sale of bundled products comprised of software and hardware. Net revenues increased to $5,261,810 in 1999 up approximately $4,544,000 from 1998. The increase is primarily attributable to our acquisition program ($4,126,590 related to transcription operations acquired in 1999) and a full year of operations for 1998 acquisitions.

       Effective December 20, 1999 the Company disposed of the assets and related operations of their medical transcription services in New York, New Jersey, Houston, Texas and Manila, the Philippines. Revenues of ongoing operations approximate $2,400,000 on an annual basis.

       COST OF SALES

       Cost of sales consists primarily of transcription labor costs. To a lesser extent, cost of sales also includes certain costs related to hardware and software sales. Cost of sales increased in 1999 to $4,051,166, up approximately $3,619,000 from 1998. This increase is directly attributable to our acquisition program that resulted in additional direct costs associated with transcription services. The gross margin for 1999 was 23%, compared to 40% for 1998. Because transcription services are labor intensive, the decrease in the gross margin percentage is consistent with the increase in transcription revenues, as a percent of total revenues.

       MARKETING AND SALES EXPENSE

       Marketing and sales expense consists primarily of marketing and sales salaries and commissions and advertising/promotional expenditures. Marketing and sales expense decreased 37% in 1999 to $797,745, down approximately $468,000 from 1998. The decrease is the direct result of our increased focus on the transcription business. The transcription industry does not require significant marketing efforts.

       GENERAL AND ADMINISTRATIVE EXPENSE

       General and administrative expense is comprised primarily of compensation and related expenditures for administrative and executive personnel, professional fees associated with legal, consulting, and accounting services, and general corporate overhead. General and administrative expense increased 25% in 1999 to $7,024,097, up approximately $1,384,000 from the amount in 1998. The increase was attributable to increases in compensation, legal fees, office rent, depreciation and amortization.

       Compensation expenditures increased approximately $855,000 primarily as a result of personnel increases from acquisitions and severance costs related to the termination of certain corporate officers.

Legal fees increased by $276,000 primarily because of expenses associated with an abandoned registration statement during 1999 and costs associated with the conversion of preferred stock to common stock.

       Our acquisitions during 1999 resulted in an increase in office rent, depreciation expense and amortization of goodwill. Such expenses increased approximately $653,000, in aggregate.

       The total increase was offset by decreases in other expenditures related to outside consultants. During 1998, we hired consultants to assist with the day to day operations. As our business focus shifted to the transcription business and they developed the internal expertise to manage operations the company hired fewer outside consultants.

       As a result of the disposition of a significant portion of the transcription operations and a reduction in the corporate office staff from 35 to seven, general and administrative expense should significantly decrease in future periods.

       RESEARCH AND DEVELOPMENT EXPENSE

       Research and development expense consists primarily of personnel costs including salaries, benefits and consultant costs related to the research and preliminary development efforts on new software products. Research and development expense decreased 6% in 1999 to $711,404, down approximately $43,000 from the 1998 expense level. During 1998, we capitalized approximately $291,000 of development costs. In 1999 no costs were capitalized. The decrease in research and development costs is attributable to our change in business focus from software development to transcription service provider.

       INTEREST EXPENSE

       Interest expense is comprised of interest on indebtedness and finance charges related to warrants granted. Interest expense increased primarily because of increased finance charges related to warrants issued in connection with debt and preferred stock. Higher amounts of outstanding indebtedness and accretion of discounts on preferred stock payables also contributed to the increase. Finance charges associated with warrants and accretion of discounts on preferred stock payables did not exist in 1998.

       EXTRAORDINARY GAIN ON EXTINGUISHMENTS OF DEBT

       During 1999, we extinguished indebtedness through its forgiveness in exchange for certain net assets and related operations. The resultant gain of $5,562,750 was reflected as an extraordinary item.

       Through the period ended December 31, 1999, we have incurred operating losses, since our inception, of approximately $21.9 million. To date, our operations have not been profitable and there is no assurance that they will become profitable in the future. Significant acquisitions and dispositions in 1999 distort the comparability between periods and as to future operations.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the disposition of assets to Lonestar and LHIC as described above, which was effective as of December 20, 1999, we had debt totaling approximately $4 million. After the disposition and as of December 31, 1999, we have debt of approximately $450,000. That debt includes (i) a convertible promissory note and warrant purchase agreement payable to a related party with a stated principal amount of $250,000 bearing interest at 9% and would have matured in February 2000, but we are currently in negotiations to extend its maturity, (ii) a note payable to a bank with a remaining principal amount of $31,223 at prime plus 2% interest with monthly payments of principal and interest of $909 and maturing in March 2003, and (iii) an unsecured note payable to an individual with a remaining principal amount of $175,000 at 8% interest with annual principal payments of $58,333 and maturing in February 2002.

     At December 31, 1999, we had cash and cash equivalents of $53,529 and a working capital deficiency of $1,568,752. This compares to cash and cash equivalents of $1,377,913 and working capital of $580,726 as of December 31, 1998. The decrease in working capital of approximately $2,150,000 is attributable to operating losses. We may incur losses on a quarterly and annual basis in the near future on limited sales of our products and services. In addition, we may not be successful in increasing sales of our products and services for the long term, or be able to achieve profitability.

     Net cash used by operating activities increased $819,297 from $6,034,936 for the twelve months ended December 31, 1998 to $6,854,233 for the twelve months ended December 31, 1999. Although the net loss in the current year of approximately $2,655,000 is substantially less than the 1998 net loss of approximately $8,321,000, the 1999 amount included a primarily non-cash extraordinary gain on extinguishments of debt of $5,562,750.


     Current year investing activities totaled $1,450,613. Of this amount, $775,000 represents the cash outlay the Company incurred in the purchase of PRN Transcription, AM Transcription, Reyna Transcription and A Word Above, Inc. The Company's other investing activity includes equipment purchases of $1,372,552. These investing activities were offset by proceeds received from the sale of various assets of $696,939.

     Net cash provided by financing activities amounted to $6,980,462. Loans and sales of preferred stock provided these funds. Historically, we have relied upon the sale of equity securities and short-term loans as our primary sources of funding to finance operations and acquisitions.

     Our cash position, less known commitments and contingencies, plus outside financing received through March 31, 2000, plus cash generated from operations for the balance of fiscal year 2000 should be adequate to fund our on-going operations. We currently have no significant working capital expenditure commitments. We received approximately $810,000 from the recent exercise of warrants and options for our common stock, which we believe will be sufficient to fund the development of the EPN. Although we should have improved operating results, we will still require substantial additional capital during fiscal 2000 to implement and market the EPN once its development is complete.


     Our capital requirements will depend on many factors, including, cash flow from operations, additional working capital requirements, additional product development expenses and capital expenditures. To the extent that existing resources are insufficient to fund our operations in the short- or long-term, we will need to raise additional funds through public or private financings. We may not be able to raise additional financing on terms favorable to us or to our stockholders without substantial dilution of their ownership and rights. If we are unable to raise sufficient funds to satisfy either short- or long-term requirements, there would be substantial doubt as to our ability to continue as a going concern and we may be required to significantly curtail our operations, significantly alter our business strategy, forego market opportunities or obtain funds through arrangements with strategic partners or others that may require us to relinquish material rights to certain of our technologies or potential markets.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS


LIMITED HISTORY OF        We have incurred significant net losses since our inception and expect to
 BUSINESS OPERATIONS;     continue to incur significant losses on a quarterly and annual basis in the
 ANTICIPATION OF          future.  For the year ended December 31, 1999, we recorded a net loss of
 CONTINUED LOSSES         $2,655,913, or $.16 per share, on net sales of $5,261,810.  As of December 31,
                          1999, our accumulated deficit was $18,125,925.  We have achieved only limited
Due to its limited        revenues to date, and our ability to generate significant revenues is subject to
 nature, you should       substantial uncertainty.  Our limited operating history makes the prediction of
 not rely on our          future results of operations difficult or impossible, and we may not be able to
 operating history as     sustain revenue growth or achieve profitability.  As described in the "Company
 an indicator of our      History," we removed operations that incurred substantial losses in excess
 future performance.      of $3,600,000 annually and are now focusing on a new business plan involving the EPN. Although the development of the EPN is in the very early stages, we intend to integrate the EPN with our Internet-based medical transcription service.  Accordingly, we have a limited operating history upon which you can base an evaluation of us and our current prospects.  You must consider us and our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the electronic and Internet-based medical transcription market and the emerging business-to-business e-commerce market.  To address these risks, we must respond to competitive developments, continue to attract, retain and motivate qualified persons, successfully implement our advertising program, continue to upgrade our technologies, commercialize products and services incorporating such technologies, and successfully implement our strategic business plan to penetrate the healthcare transcription market.  We may not be successful in addressing such risks.




RISKS ASSOCIATED WITH     The medical transcription market is well established; however, the use of the
 A DEVELOPING MARKET      Internet in the healthcare transcription, record storage and business-to-business
 AND THE ACCEPTANCE OF    industries, and the Internet markets in general, have only recently begun
 OUR PRODUCTS AND         to develop and are characterized by rapidly changing technology, evolving industry
 SERVICES                 standards and customer demands, and frequent new product introductions and enhancements.
                          The healthcare Internet markets are highly dependent upon the increased
Growth in the use of      use of the Internet by healthcare professionals and continued price and
 the Internet in          performance improvements in personal computers.  Our future operating results
 the healthcare           will depend upon the emergence of the Internet in the healthcare transcription, record
 transcription record     storage and business-to-business markets, our ability to develop and improve
 storage and business-    our technology and the successful implementation of our marketing plan
 to-business industries   and the EPN.  However, the healthcare Internet markets may not develop or we may
 is an important factor   not achieve, market acceptance of our products and services or execute
 in our business plan.    our business plan successfully.  As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty.  The industry is young and has few proven products.  If widespread use of the Internet does not develop in the healthcare transcription, record storage and business-to-business industries, our business, results of operations and financial condition will be materially adversely affected.  Because the market for our products and services is new and evolving, it is difficult to predict the size of this market and growth rate, if any.  The market for our products and services may not develop or the demand for our products or services may not emerge or become sustainable.  If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our products and services do not achieve or sustain market acceptance, our business, results of operations and financial condition will be materially adversely affected.



DEPENDENCE ON             Currently, we primarily derive our revenue from the sale of traditional
 PRINCIPAL PRODUCTS       transcription services.  To date, we have had limited revenues from sales of our
 AND SERVICES             VOICECOMMANDER(TM) line of products and have only derived revenue from the sale of traditional transcription services since the acquisition of our first
Our future results        transcription services company in March 1998.  Our future financial performance
 depend primarily upon    will depend in part on our ability to continue to develop and establish our
 the future success of    traditional and Internet-based medical transcription service, and to effectively
 our latest product       develop and introduce the EPN.  However, we may not be successful in developing
 for the healthcare       these or other products or services in a manner which meets with market
 transcription market,    acceptance.  In addition, new product releases by us, whether improved versions
 the efficient            of our current Internet-based products or introductions of other new products,
 operation of our         may contain undetected errors that require significant design modifications,
 transcription            resulting in a loss of customer confidence and adversely affecting the use of our
 operations, and the      product(s) and services.  Our future success will depend in significant part on
 successful               our ability to develop new product releases and to continually improve the
 introduction of our      performance, features and reliability of our current Internet-based products in
 new                      response to both evolving demands of the healthcare transcription marketplace and
 business-to-business     competitive product offerings, and we may not be successful in doing so.  Any
 e-commerce initiative.   factors adversely affecting the traditional transcription market, such as increased price competition or the introduction of technologically superior products and services, could have a material adverse effect on us.


MANAGEMENT OF GROWTH;     The rapid execution necessary for us to successfully offer our products and
 NEED TO ESTABLISH        services and implement our business plan in a rapidly evolving market requires an
 INFRASTRUCTURE;          effective planning and management process.  Our rapid growth places a significant
 ADDITIONAL PERSONNEL     strain on our managerial, operational and financial resources.  In order to manage our growth, we must:
Our success will
 depend on our ability    .  implement and improve our operational and financial systems;
 to effectively manage    .  expand, train and manage our employee base; and
 our growth and           .  hire additional technical support personnel in order to convert healthcare
 attract and retain          professionals from traditional to Internet-related transcription methods.
 additional personnel.
                          There can be no assurance that we have made adequate allowances for the costs and risks associated with this expansion, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully offer our products and services and implement our business plan simultaneously.  Our future operating results will also depend on our ability to expand our sales and expand our support organization commensurate with the growth of our business.  Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth could have a material adverse effect on our business, results of operations and financial condition.  We may not be able to effectively manage such change.

RAPID TECHNOLOGICAL       The healthcare information services industry is characterized by rapid
 CHANGE                   technological change, evolving customer needs and emerging technical standards.
                          While we believe that utilizing Internet-based technology can significantly
We must respond           enhance the rendering of transcription services in the healthcare information
 quickly to               services industry, the introduction of competing services or products
 technological            incorporating new technologies, and the emergence of new technical standards
 developments and         could render some or all of our services as unmarketable.  We believe that our
 evolving industry        future success is dependent in part on our ability to enhance our current
 standards in order to    services and develop new services that keep pace with technological developments
 remain competitive.      and emerging technical standards, and that address the increasingly sophisticated needs of our customers.  We may not be successful in developing and marketing enhancements to our existing services or new services that respond to technological developments, emerging technical standards, or evolving customer needs, on a timely basis or at all, and such enhancements or new services, if developed and introduced, may not achieve market acceptance.  The failure to develop and introduce service enhancements and new services in a timely and cost-effective manner in response to changing technologies or customer requirements, would have a material adverse effect on our business, financial condition and results of operations.




COMPETITION               The transcription services industry remains highly fragmented and primarily consists of small, local or regional companies.  As a result, we compete with a
We are in an extremely    large number of third-party transcription companies that offer services similar
 competitive industry     to ours and that target the same customers and qualified transcriptionists.  In
 that is dominated by     addition, there are several large national transcription service providers:
 several companies        Medquist, Inc. (which recently acquired MRC Group, Inc., another large
 which have               transcription service provider), Transcend Services, Inc., Harris Corp. and
 significantly greater    Rodeer Systems, Inc.  These competitors have significantly greater resources than
 financial, technical,    us.  We believe that our ability to compete depends upon many factors within and
 and marketing            outside of our control, including the timing and market acceptance of our
 resources than we        Internet-based transcription services, the successful development and market
 have.                    acceptance of the EPN, the development of other service enhancements by us and our competitors, service quality, performance, price, reliability, customer service and support, and ability to attract qualified transcriptionists.  In addition, the potential exists for large companies that do not currently provide transcription services, but which currently provide other services to the healthcare industry, to enter the transcription services field.  For example, IDX
                          Systems Corporation ("IDX") recently announced the acquisition of EDIX
                          Transcription, one of our larger competitors.  IDX is a provider of healthcare information services and stated that it acquired EDIX because of perceived synergies of the medical transcription business (data input) and health information management businesses and is an example of an existing company that could and has become a competitor. Such potential competitors could have substantially greater financial, technical and marketing resources than us.  As a result, such potential competitors, if they were to enter the transcription business, could be able to respond more quickly to evolving technological developments, changing customer needs or emerging technical standards or to devote greater resources to the development, promotion or sale of their services.
                          Our services also compete with the in-house transcription staffs of our potential customers.  While we believe that our growth and earnings will benefit from the outsourcing by healthcare providers of non-patient care functions, including transcription services, the current trend could change direction and cause healthcare providers to bring all or some of those services in-house.  In addition, competition may increase due to consolidation of transcription companies.  Increased competition may result in price reductions for our services, reduced operating margins and an inability to increase our market share, any of which would have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully against current or future competitors, and competitive pressures may have a material adverse effect on our business, financial condition and results of operations.


DEPENDENCE ON KEY         Our performance is substantially dependent on the performance of our current
 PERSONNEL                executive officers and key employees and the successful replacement of certain executive officers and key employees who left the Company as part of the recent
Our success is heavily    corporate restructuring.  In particular, the services of Timothy J. Connolly, our
 dependent upon our       current Chairman, would be difficult to replace.  We have entered into an
 retention of certain     employment agreement with Mr. Connolly, although we do not currently have a key
 of our key officers.     person insurance policy on his life.  However, any key person life insurance policy we do put in place for Mr. Connolly may not be sufficient to compensate as for the loss of his services.  The loss of the services of any other key employees and/or our inability to successfully replace those executive officers we have lost could have a material adverse effect on our business, results of operations or financial condition.  We are heavily dependent upon our ability to attract, retain and motivate skilled technical and managerial personnel. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel.
                          Competition for such personnel is intense, and we may not be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future.  The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon our business, results of operations or financial condition.

ABILITY TO ATTRACT        Our success is also dependent, in part, upon our ability to attract and retain
 QUALIFIED                qualified transcriptionists, who can provide the accuracy and turnaround time
 TRANSCRIPTIONISTS        required by our customers.  Competition for transcriptionists is intense.  We may not be successful in attracting and retaining the personnel necessary to conduct
Competition for           our business successfully.  In addition, our inability to attract, hire,
 qualified                assimilate and retain such personnel could have a material adverse effect upon
 transcriptionists is     our business, financial condition and results of operations.  We may ultimately
 intense.                 prove unable to attract sufficient qualified transcriptionists to operate our facilities.

UNCERTAINTY REGARDING     The healthcare industry is subject to changing political, economic and regulatory
 GOVERNMENT HEALTHCARE    influences that may affect the outsourcing arrangements of healthcare providers.
 REFORM AND REGULATION    Several states and the United States federal government are investigating a variety of alternatives to reform the healthcare delivery system and further
Our business may be       reduce and control healthcare spending.  These reform efforts include proposals
 adversely affected by    to limit spending on healthcare items and services, limit coverage for new
 future changes in        technology, limit or control directly the prices healthcare providers and drug
 governmental             and device manufacturers may charge for their services and products, and
 regulations relating     otherwise change the environment in which providers operate.  The scope and
 to the healthcare        timing of such reforms cannot be predicted at this time, but if adopted and
 industry.                implemented, they could have a material adverse effect on our business.
                          Healthcare providers may react to these proposals and the uncertainty surrounding such proposals by curtailing outsourcing arrangements or deferring decisions regarding the use of outsourced services.  In response to this environment, many healthcare providers are consolidating to create larger healthcare delivery organizations.  This consolidation reduces the number of potential customers for our products and services, and increases the bargaining power of these organizations, which could lead to reductions in the amount we are able to charge for our products and services.  The impact of these developments in the healthcare industry is difficult to predict and could have a material adverse effect on our business, operating results and financial condition.

                          In providing our services, we are subject to certain statutory, regulatory and common law requirements regarding the confidentiality of such medical information.  We require our personnel to agree to keep all medical information confidential and monitor compliance with applicable confidentiality requirements.
                          However, the failure to comply with such confidentiality requirements could have a material adverse effect on our business, operating results and financial condition.

INTELLECTUAL PROPERTY     We currently have only two issued patents and three patent applications pending,
 AND PROPERTY RIGHTS      and rely on a combination of trade secret, copyright and trademark laws, non-disclosure agreements and contractual provisions to protect our proprietary
Our success is heavily    rights in our software and technology.  However, these protections may not
 dependent upon a         prevent misappropriation of this technology.  Moreover, third parties could
 combination of           independently develop competing technologies that are substantially equivalent or
 proprietary software     superior to our technologies.  As part of our recent sale of certain of our
 technology and           medical transcription operations to Lonestar Medical Transcription USA, Inc., a
 hardware purchased       wholly-owned subsidiary of L & H Investment Co., N.V., we assigned Lonestar and
 and licensed from        LHIC non-exclusive rights to our VC99 code.   Although we believe that our
 third parties.  Our      services and products and the proprietary rights developed or licensed by us do
 current protections      not infringe patents and proprietary rights of other parties, those parties may
 may not be sufficient    assert infringement claims, regardless of merit, against us in the future.  In
 to protect these         addition, we have applied for several federal service mark and trademark
 technologies.            registrations for certain of the marks we use, and have been granted U.S.
                          Trademarks for various marks, including Applied Voice Recognition and
                          "VOICE-COMMANDER(TM)."  There can be no assurance that any further trademark registrations will be issued or, if issued, will provide us with adequate protection against competitors.

                          Any patent applications now pending or filed in the future may not result in patents being issued or, if patents are issued, the claims allowed may not be sufficiently broad to protect what we believe to be our proprietary rights.  In addition, pending applications or any patents licensed to us or issued or licensed to us in the future may not afford any competitive advantages to us or may be challenged by third parties or circumvented or designed around by others.
                          The cost of litigation to uphold the validity and prevent infringement of patents and to enforce licensing rights can be substantial.  Furthermore, others may independently develop similar technologies or duplicate the technology owned by or licensed to us or design around the patented aspects of such technology.  Our services and products may or may not infringe patents or other rights owned by others, licenses for which may not be available to us.

POTENTIAL FLUCTUATIONS    Because of our limited operating history, we do not have historical financial
 IN QUARTERLY RESULTS     data for any significant period of time on which to base planned operating expenses.  Our expense levels are based in part on our expectations as to future
Various market and        revenues and, to a large extent, are fixed.  Quarterly sales and operating
 economic factors may     results are generally difficult to forecast.  We may not be able to adjust
 cause our future         spending in a timely manner to compensate for any unexpected revenue shortfall.
 quarterly operating      Accordingly, any significant shortfall in relation to our expectations would have
 results to vary.         an immediate adverse impact on our business, results of operations and financial condition.  In addition, we plan to significantly increase our operating expenses to fund greater levels of research and development, increase our sales and marketing operations, broaden our customer support capabilities and establish brand identity and strategic alliances.  To the extent that such expenses precede or are not subsequently followed by

                          increased revenues, our business, results of
                          operations and financial condition will be materially adversely affected.

                          Our operating results may fluctuate significantly in the future because of a variety of factors, some of which are beyond our control.  These factors include general economic conditions, specific economic conditions in the transcription industry in general and the healthcare transcription industry specifically, usage of healthcare transcription related and Internet-based technology, seasonal trends in sales, capital expenditures and other costs relating to the expansion of operations, the introduction of new products or services by us or our competitors, the mix of the services sold and the channels through which those services are sold and pricing changes.  As a strategic response to a changing competitive environment, we may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business, results of operations and financial condition.  We believe that period to period comparisons of our operating results are not meaningful and should not be relied upon for an indication of future performance.
                          Due to all of the foregoing factors, it is likely that in some future quarter, our operating results may be below the expectations of public market analysts and investors.  In such event, the price of our common stock would likely be materially adversely affected.


ITEM 7.  FINANCIAL STATEMENTS

   Information with respect to this item is set forth in the "Index" to Consolidated Financial Statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On November 17, 1999, Ernst & Young LLP notified us that it was declining to stand for re-election as our independent certifying accountant. The opinion on the financial statements for the year ended December 31, 1998 included an explanatory paragraph describing our financial condition and issues related to the uncertainty as to our ability to continue as a going concern. We and Ernst & Young had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

   On March 1, 2000, we engaged Weinstein Spira & Company, P.C. as our independent accountants. We did not consult Weinstein Spira & Company, P.C. on any accounting, auditing or financial reporting issue prior to its appointment.

                                   PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   The information required by this item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2000 Annual Meeting, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10.  EXECUTIVE COMPENSATION

   The information required by this item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2000 Annual Meeting, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2000 Annual Meeting, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2000 Annual Meeting, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(A)  EXHIBITS.

EXHIBIT        DESCRIPTION OF EXHIBIT
-------        ----------------------
2.1       Asset Purchase Agreement by and between Transcription Resources dated
          March 17, 1998 (Exhibit 2.2 to the Company's Form 10-KSB for the
          period ended December 31, 1997, as filed with the Commission on April
          15, 1998, is incorporated herein by reference).

2.2       Asset Purchase Agreement by and among the Company, Cornell and
          Acquisition Sub dated December 1, 1998 (Exhibit 2.1 to the Company's
          Current Report on Form 8-K as filed with the Commission on December
          16, 1998 is incorporated herein by reference).

2.3       Asset Purchase Agreement by and among the Company and LRW
          Transcription dated December 31, 1998(Exhibit 2.1 to the Company's
          Current Report on Form 8-K as filed with the Commission on January 1,
          1999 is incorporated herein by reference).

2.4       Stock Purchase Agreement by and among Timothy E. Cook and Kay F. Cook,
          A Word Above, Inc. and e-DOCS Health Care Information Services, Inc.
          dated May 28, 1999 (Exhibit 2.1 to the Company's Current Report on
          Form 8-K as filed with the Commission on June 14, 1999 is incorporated herein by reference).

2.5       Asset Purchase Agreement between the Company and Lonestar Medical
          Transcription USA, Inc. and L&H Investment Co., N.V., dated January 7,
          2000 and effective as of December 31, 1999. (Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with the Commission on January 24, 2000, is incorporated herein by reference).


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

3.5       Amendment to the Series B Preferred Stock Certificate of Designation
          (Exhibit 3.1 to the Company's Form 10-QSB for the period ended March
          31, 1999, as filed with the Commission on May 14, 1999 is incorporated herein by reference).

3.6       Certificate of Designation for the Series C Preferred Stock (Exhibit
          3.1 to the Company's Form 10-QSB for the period ended June 30, 1998, as filed with the Commission on August 14, 1998, is incorporated herein by reference).

3.7       Certificate of Designation for the Series D Preferred Stock. (Exhibit
          3.6 to the Company's Form 10-KSB for the period ended December 31, 1998, as filed with the Commission on March 31, 1999, is incorporated herein by reference).

3.8       Certificate of Designation for the Series E Preferred Stock. (Exhibit
          3.1 to the Company's Current Report on Form 8-K as filed with the Commission on August 27, 1999, is incorporated herein by reference).


 3.9 Form of Certificate of Designation, Preferences, Rights and Limitations of Series F Preferred Stock of the Company. (Exhibit 3.2 to the Company's Form 10-QSB for the period ended September 30, 1999, as filed with the Commission on November 15, 1999, is incorporated herein by reference).

*3.10     Certificate of Designation for the Series G Preferred Stock.

 3.11     Certificate of Designation for the Series 1 Preferred Stock (Exhibit
          4.2 to the Company's Current Report on Form 8-K as filed with the Commission on December 16, 1998 is incorporated herein by reference).

 3.12 Certificate of Designation for the Series 2 Preferred Stock (Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the Commission on January 1, 1999 is incorporated herein by reference).

 3.13 Amended and Restated Bylaws of the Company as adopted on November 7, 1997 (Exhibit 4.3 to the Company's Current Report on Form 8-K as filed with the Commission on January 20, 1998 is incorporated herein by reference).

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

 4.5 Registration Rights Agreement by and between the Company and Voice It Worldwide, Inc., a Colorado corporation ("Voice It") dated December 31, 1997. (Exhibit 4.5 to the Company's Form 10-KSB for the period ended December 31, 1997, as filed with the Commission on April 15, 1998, is incorporated herein by reference) .

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

 4.9 Registration Rights Agreement between the Company and L & H Investment Company dated December 31, 1998 (Exhibit 4.9 to the Company's Form 10-KSB for the period ended December 31, 1999, as filed with the Commission on March 31, 1999, is incorporated herein by reference).

 4.10 Form of Warrant issued to L & H Investment Company dated December 31, 1998 (Exhibit 4.10 to the Company's Form 10-KSB for the period ended December 31, 1999, as filed with the Commission on March 31, 1999, is incorporated herein by reference).

 4.11 Investor Rights Agreement between the Company and L & H Investment Company dated December 31, 1998 (Exhibit 4.11 to the Company's Form 10-KSB for the period ended

          December 31, 1999, as filed with the Commission on March 31, 1999, is incorporated herein by reference).

4.12 Registration Rights Agreement between the Company and Greenwich, AG, dated August 18, 1999. (Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the Commission on August 27, 1999, is incorporated herein by reference).

4.13 Form of Warrant issued to Greenwich, AG dated August 18, 1999. (Exhibit 4.2 to the Company's Current Report on Form 8-K as filed with the Commission on August 27, 1999, is incorporated herein by reference).

5.1 Opinion of Porter & Hedges, L.L.P. with respect to legality of securities (Exhibit 5.1 to the Company's Form S-8 (No. 333-31040) as filed with the Commission on February 24, 1999).

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

10.7      Consulting and Stockholder Agreement between the Company and Frederick
          A. Huttner dated January 15, 1997 (Exhibit 10.7 to the Company's Form 10-KSB/A-1 for the period ended December 31, 1997, a filed with the Commission on April 30, 1998, is incorporated herein by reference).

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

10.14 Form of Bridge Loan Promissory Note (Exhibit 10.14 to the Company's Form 10-KSB/A-1 for the period ended December 31, 1997, as filed with the Commission on April 30, 1998, is incorporated herein by reference)

10.15 Form of Bridge Loan Warrant (Exhibit 10.15 to the Company's Form 10-KSB/A-1 for the period ended December 31, 1997, as filed with the Commission on April 30, 1998, is incorporated herein by reference)

10.16 Agreement with Respect to Termination of Employment between the Company and Jan Carson Connolly (f/k/a Janet E. Carson) dated as of April 30, 1998 (Exhibit 10.2 to the Company's Form 10-QSB for the period ended March 31, 1998, as filed with the Commission on May 15, 1998, is incorporated herein by reference ).

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

10.23 Stock Purchase Agreement between the Company and L & H Investment Company dated December 31, 1998. (Exhibit 10.23 to the Company's Form 10-KSB for the period ended December 31, 1999, as filed with the Commission on March 31, 1999, is incorporated herein by reference).

10.24 Voting Agreement by and among Voice Technologies Partners, Ltd., L & H Investment Company and the Company dated December 31, 1998. (Exhibit
          10.24 to the Company's Form 10-KSB for
          the period ended December 31, 1999, as filed with the Commission on March 31, 1999, is incorporated herein by reference).

10.25 Co-sale and Tag-along Rights Agreement by and among Voice Technologies Partners, Ltd., L & H Investment Company and the Company dated December 31, 1998. (Exhibit 10.25 to the Company's Form 10-KSB for the period ended December 31, 1999, as filed with the Commission on March 31, 1999, is incorporated herein by reference).

10.26 Form of December 1998 Bridge Loan Promissory Note. (Exhibit 10.26 to the Company's Form 10-KSB for the period ended December 31, 1999, as filed with the Commission on March 31, 1999, is incorporated herein by reference).

10.27 Form of December 1998 Bridge Loan Warrant. (Exhibit 10.27 to the Company's Form 10-KSB for the period ended December 31, 1999, as filed with the Commission on March 31, 1999, is incorporated herein by reference).

10.28 Employment Agreement between Richard A. Cabrera and the company dated April 7, 1999. (Exhibit 10.1 to the Company's Form 10-QSB for the period ended March 31, 1999, as filed with the Commission on May 14, 1999 is incorporated herein by reference).

10.29 Employment Agreement by and between the Company and Kay F. Cook dated May 28, 1999. (Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on June 14, 1999, is incorporated herein by reference).

10.30 Convertible Promissory Note and Warrant Purchase Agreement, between the Company and L&H Investment Co. N.V., dated May 24, 1999. (Exhibit
          10.2 to the Company's Form 10-QSB for the period ended June 30, 1999, as filed with the Commission on August 13, 1999, is incorporated herein by reference).

10.31 Convertible Promissory Note and Warrant Purchase Agreement, between the Company and Greenwich, AG dated July 20, 1999. (Exhibit 10.3 to the Company's Form 10-QSB for the period ended June 30, 1999, as filed with the Commission on August 13, 1999, is incorporated herein by reference).

10.32 Convertible Promissory Note and Warrant Purchase Agreement, between the Company and G-51 Capital LLC, dated July 20, 1999. (Exhibit 10.4 to the Company's Form 10-QSB for the period ended June 30, 1999, as filed with the Commission on August 13, 1999, is incorporated herein by reference).

10.33 Employment Agreement between Eric Black and the Company dated August 2, 1999. (Exhibit 10.5 to the Company's Form 10-QSB for the period ended June 30, 1999, as filed with the Commission on August 13, 1999, is incorporated herein by reference).

10.34 First Amendment to Employment Agreement by Timothy J. Connolly, dated August 2, 1999. (Exhibit 10.6 to the Company's Form 10-QSB for the period ended June 30, 1999, as filed with the Commission on August 13, 1999, is incorporated herein by reference).

10.35 Series E Preferred Stock and Warrant Purchase Agreement, between the Company and Greenwich, AG dated August 18, 1999. (Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on August 27, 1999, is incorporated herein by reference).

10.36 Convertible Secured Promissory Note Purchase Agreement, between the Company and Lernout & Hauspie Speech Products, N.V. dated November 5, 1999. (Exhibit 10.6 to the Company's Form 10-QSB for the period ended September 30, 1999, as filed with the Commission on November 15, 1999, is incorporated herein by reference).

10.37 Convertible Secured Promissory Note issued to Lernout & Hauspie Speech Products, N.V. dated November 5, 1999. (Exhibit 10.7 to the Company's Form 10-QSB for the period ended September 30, 1999, as filed with the Commission on November 15, 1999, is incorporated herein by reference).

10.38 Amendment to Convertible Promissory Note, between the Company and L&H Investment Company, N.V. dated November 5, 1999. (Exhibit 10.8 to the Company's Form 10-QSB for the period ended September 30, 1999, as filed with the Commission on November 15, 1999, is incorporated herein by reference).

*10.39 Stock Exchange Agreement between the Company and Entrepreneurial Investors, Ltd. dated January 20, 2000.

*10.40 Stock Exchange Agreement between the Company and the holders of the Company's Series C Preferred Stock dated February 11, 2000.

*10.41 Stock Exchange Agreement between the Company and Greenwich AG dated February 11, 2000.

*10.42 Agreement with Respect to Termination of Employment by and between the Company, Richard A. Cabrera, and Lonestar Medical Transcription USA, Inc. dated effective as of December 20, 1999.

*10.43 Agreement with Respect to Termination of Employment by and between the Company, Eric A. Black, and Lonestar Medical Transcription USA, Inc. dated effective as of December 20, 1999.

 10.44 First Amended and Restated Employment Agreement (Timothy J. Connolly) effective as of January 1, 2000 (Exhibit 4.1 to the Company's Form S-8 (No. 333-31040) as filed with the Commission on February 24, 1999).

 10.45 First Amended and Restated Employment Agreement (Milton A. Spiegelhauer) effective as of January 1, 2000 (Exhibit 4.2 to the Company's Form S-8 (No. 333-31040) as filed with the Commission on February 24, 1999).

 10.46 First Amended and Restated Employment Agreement (Robin P. Ritchie) effective January 1, 2000 (Exhibit 4.3 to the Company's Form S-8 (No. 333-31040) as filed with the commission on February 24, 1999).

*10.47 Consulting Agreement between the Company and Jackson L. Nash dated February 8, 2000.

 16.1 Letter dated August 12, 1997, from Malone & Bailey, PLLC to the Commission. (Exhibit 16.1 to the Company's Form 10-QSB for the period ended June 30, 1997, as filed with the Commission on August 14, 1997, is incorporated herein by reference).

 16.2 Letter dated November 19,1999, from Ernst & Young LLP to the Commission. (Exhibit 16.1 to the Company's Current Report on Form 8-K, as filed with the Commission on November 19, 1999, is incorporated herein by reference).

*21.1     List of Subsidiaries

*23.1     Consent of Weinstein Spira & Company, P.C.

*23.2     Consent of Ernst & Young LLP.

*27.1     Financial Data Schedule.
_____________
* Filed herewith.


(B)  REPORTS ON FORM 8-K.

     We filed a Current Report on Form 8-K on November 19, 1999, to report Ernst & Young LLP's declination to stand for re-election as e-DOCS' independent certifying accountant.

  We filed a Current Report on Form 8-K on January 24, 2000, to report the following:

 . The sale of certain of our assets to Lonestar Medical Transcription USA, Inc., a Delaware corporation and a wholly-owned subsidiary of L&H Investment Co., N.V., a Belgium company ("LHIC"), and to LHIC for an aggregate purchase price of $8,500,000 pursuant to an Asset Purchase Agreement dated January 7, 2000 and effective as of December 31, 1999; and

 . The execution of a Letter Agreement dated January 7, 2000 between e-DOCS and the holders of our Series A, Series C and Series E Preferred Stock. The Letter Agreement provides for the exchange of their shares of preferred stock for shares of Series G Preferred Stock subject to the execution of Stock Exchange Agreements by all parties based on the primary terms set forth in the Letter Agreement

  In addition, we filed a Current Report on Form 8-K on March 15, 2000, to report our engagement of Weinstein Spira & Company, P.C. as our independent accountants as of March 1, 2000.

                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 30, 2000
                                    APPLIED VOICE RECOGNITION, INC.


                                    By: /s/ Timothy J. Connolly
                                        -----------------------------------
                                        Timothy J. Connolly
                                        President and Chairman

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2000.

          Signature                       Title
          ---------                       ----

/s/ Timothy J. Connolly                  President, Chairman of the Board and
----------------------------------        Director (principal executive officer)
 Timothy J. Connolly

/s/ Mark E. Navarro
----------------------------------       Chief Accounting Officer, Controller
 Mark E. Navarro                          and Secretary (principal financial
                                          officer)


----------------------------------       Director
 Daniel S. Dornier

/s/ J. William Boyar
----------------------------------       Director
 J. William Boyar

/s/ Rudy Garza
----------------------------------       Director
 N. Rudy Garza


----------------------------------       Director
 James S. Cochran

                        APPLIED VOICE RECOGNITION, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               Page Number
                                                               ------------
Independent Auditors' Report                                          F-1

Independent Auditors' Report                                          F-2

Consolidated Balance Sheets                                           F-3

Consolidated Statements of Operations                                 F-4

Consolidated Statements of Stockholders' Equity                       F-5

Consolidated Statements of Cash Flows                                F-20

Notes to Consolidated Financial Statements                           F-21

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Applied Voice Recognition, Inc.
Houston, Texas

We have audited the accompanying Consolidated Balance Sheet of Applied Voice Recognition, Inc. as of December 31, 1999, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Voice Recognition, Inc. as of December 31, 1999, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Applied Voice Recognition, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and cash deficits from operations. Without the assurance of new capital, these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



WEINSTEIN SPIRA & COMPANY, P.C.
Houston, Texas
March 29, 2000

                          REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Applied Voice Recognition, Inc.
Houston, Texas

We have audited the accompanying Consolidated Balance Sheet of Applied Voice Recognition, Inc. as of December 31, 1998, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Voice Recognition, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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


                                                                ERNST & YOUNG
HOUSTON, Texas
March 27, 1999

                        APPLIED VOICE RECOGNITION, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                                                               DECEMBER 31,
                                                                                                     -------------------------------
                                                                                                          1999             1998
                                                                                                     --------------   --------------

                                               ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                             $     53,529    $  1,377,913
  Accounts receivable, net of allowance of $74,900 and $32,500 for 1999 and 1998, respectively               258,668         213,305
  Other receivable                                                                                           747,137       1,000,000
  Inventory                                                                                                       20          37,221
  Prepaid licenses                                                                                                           440,000
  Deposits, prepaid expenses and deferred financing costs                                                      6,054          35,927
  Deferred expenses                                                                                                          264,570
                                                                                                        ------------    ------------
   Total Current Assets                                                                                    1,065,408       3,368,936
                                                                                                        ------------    ------------
PROPERTY AND EQUIPMENT, NET                                                                                  858,492         697,298
                                                                                                        ------------    ------------
OTHER ASSETS
  Prepaid software rights                                                                                    970,900         560,000
  Capitalized software cost, net of accumulated amortization of $67,697 in 1998                                              397,369
  Other intangibles, net of accumulated amortization of $42,173 in 1999                                      447,310         613,039
  Goodwill, net of accumulated amortization of $44,988 and $15,555 in 1999 and 1998, respectively            504,899         657,888
                                                                                                        ------------    ------------
  Total Other Assets                                                                                       1,923,109       2,228,296
                                                                                                        ------------    ------------
                                                                                                        $  3,847,009    $  6,294,530
                                                                                                        ============    ============
                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade payables                                                                                        $    365,639   $   356,660
  Accrued expenses                                                                                         1,167,416       897,998
  Stock dividend payable                                                                                     246,774       156,536
  Current portion of preferred stock payable                                                                 474,000       638,144
  Common stock payable                                                                                                      13,500
  Note payable to sellers                                                                                                  297,884
  Note payable to related party                                                                              250,000
  Bridge loans payable                                                                                                     335,333
  Current portion of capital lease obligation                                                                 64,354        41,493
  Current portion of long-term debt                                                                           65,977        11,542
  Deferred revenue                                                                                                          39,120
                                                                                                        ------------   -----------
   Total Current Liabilities                                                                               2,634,160     2,788,210

Preferred stock payable, net of current portion                                                              683,460        70,683
Capital lease, net of current portion                                                                        279,670        97,869
Long-term debt, net of current portion                                                                       141,091           797
                                                                                                        ------------   -----------
  Total Liabilities                                                                                        3,738,381     2,957,559
                                                                                                        ------------   -----------

STOCKHOLDERS' EQUITY

PREFERRED STOCK; $.10 par value; 2,000,000 shares authorized
  Series A; 186,000 shares issued and outstanding in 1998                                                                    18,600
  Series B; 1,680 and 2,285 shares issued and outstanding in 1999 and 1998, respectively                         168            228
  Series C; 153,538 issued and outstanding in 1998                                                                           15,353
  Series D; 3,000 shares issued and outstanding in 1998                                                                         300
  Series 2; 500 shares issued and outstanding in 1999                                                             50

COMMON STOCK; $.001 par value; 50,000,000 shares authorized; 35,269,794 and 16,040,994 shares
 issued and outstanding in 1999 and 1998, respectively                                                        35,269         16,040


PAID-IN CAPITAL                                                                                           18,199,066     18,136,867

ACCUMULATED DEFICIT                                                                                      (18,125,925)   (14,850,417)
                                                                                                        ------------    ------------
   Total Stockholders' Equity                                                                                108,628      3,336,971
                                                                                                        ------------    ------------
   Total Liabilities and Stockholders' Equity                                                           $  3,847,009    $  6,294,530
                                                                                                        ============    ============

                See notes to consolidated financial statements.

                        APPLIED VOICE RECOGNITION, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                  -----------------------------
                                                      1999            1998
                                                  -------------   -------------
Net hardware, software and related revenues        $   503,843     $   302,254
Net transcription service revenues                   4,757,967         415,103
                                                   -----------     -----------
   Total Net Revenues                                5,261,810         717,357

Hardware, software and related cost of sales           428,643         202,125
Transcription cost of services                       3,622,523         230,121
                                                   -----------     -----------
   Total Cost of Sales                               4,051,166         432,246
                                                   -----------     -----------
Gross Margin                                         1,210,644         285,111
                                                   -----------     -----------
OPERATING EXPENSES
 Marketing and sales                                   797,745       1,265,927
 General and administrative                          7,024,097       5,640,238
 Research and development                              711,404         754,170
                                                   -----------     -----------
  Total Operating Expenses                           8,533,246       7,660,335
                                                   -----------     -----------

Operating Margin                                    (7,322,602)     (7,375,224)
                                                   -----------     -----------
OTHER INCOME (EXPENSES)
 Other income (expense)                                (52,556)          2,497
 Interest income                                        24,397          72,013
 Interest expense                                     (867,902)       (216,680)
 Loss on investments                                                  (803,125)
                                                   -----------     -----------
  Total Other Income (Expense)                        (896,061)       (945,295)
                                                   -----------     -----------

LOSS BEFORE EXTRAORDINARY ITEM                      (8,218,663)     (8,320,519)

Gain on extinguishment of debt                       5,562,750
                                                   -----------     -----------
NET LOSS                                           $(2,655,913)    $(8,320,519)
                                                   ===========     ===========

BASIC AND DILUTED EARNINGS PER SHARE:

 Loss before extraordinary item                         $(0.50)         $(0.68)

 Extraordinary gain                                       0.34
                                                   -----------     -----------
 NET LOSS                                               $(0.16)         $(0.68)
                                                   ===========     ===========

                See notes to consolidated financial statements.

                        APPLIED VOICE RECOGNITION, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                       Preferred Stock
                                    --------------------------------------------------------------------------------------
                                            Series A              Series B             Series C              Series D
                                    ----------------------   -------------------   -------------------   -----------------
                                     Shares       Amount     Shares     Amount     Shares     Amount      Shares    Amount
                                    ---------   ----------   -------   ---------   -------   ---------   --------   ------
BALANCE AT DECEMBER 31, 1997         312,500     $ 31,250

Issuance of 129,399 shares of
 common stock in lieu of
 officer's compensation

Issuance of 14,407 shares of
 common stock in lieu of
 employee cash bonuses

Issuance of 44,286 shares of
 common stock for services

Issuance of additional 56,000
 shares of common stock as part
 of previous stock transaction

Issuance of 25,000 shares of
 common stock in connection with
 furniture purchase

Issuance of warrants to purchase
 532,000 shares of common stock
 for consulting services

Issuance of warrants and options
 to purchase 1,020,000 shares of
 common stock for advisory
 services

Issuance of warrant to purchase
 355,500 shares in connection
 with bridge loan financing

Exercise of options to purchase
 51,167 shares of common stock

Conversion of 126,500 shares of
 Series A Preferred Stock in
 exchange for 683,100 shares of     (126,500)     (12,650)
 common stock

Series A Preferred Stock
 Dividend paid with common stock

Sale of 3,000 shares of
 Series B Preferred Stock for
 $3,000,000 in connection with
 private placement                                            3,000        $300

Expected deemed dividend related
 to discount on conversion of
 Series B Preferred Stock

Issuance of warrant to purchase
 150,000 shares, to third party,
 in connection with Series B
 Private Placement

Conversion of 715 shares of
 Series B Preferred Stock in
 exchange for 1,147,171 shares                                 (715)        (72)
 of common stock

Series B Preferred Stock
 Dividend paid with common stock

Sale of 220,750 shares of Series
 C Preferred Stock for
 $2,207,500 in connection with                                                     220,750     $22,075
 private placement

                See notes to consolidated financial statements.

                        APPLIED VOICE RECOGNITION, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                            Preferred Stock
                                             ----------------------------------------------------------------------------
                                                  Series A          Series B            Series C            Series D
                                             ---------------    ----------------     -----------------    ---------------
                                             Shares    Amount   Shares    Amount     Shares    Amount     Shares    Amount
                                             -------   ------   ------   --------   --------   -------   --------   ------
Issuance of Series C Preferred shares, to
 third party, in connection with Series C
 Private Placement                                                                   11,038     1,104

Cash expense related to Series C Private
 Placement

Issuance of warrant to purchase 220,750
 shares, to third party, in connection
 with Series C Private Placement

Conversion of 78,250 shares of Series C
 Preferred Stock in exchange for 782,500
 shares of common stock                                                             (78,250)   (7,826)

Series C Preferred Stock dividend paid
 with common stock

Sale of 3,000 shares of Series D
 Preferred Stock for $3,000,000 in
 connection with private placement                                                                          3,000     $300

Cash expenses on legal and placement
 costs related to Series D Private
 Placement

Issuance of two warrants to purchase a
 total of 2,000,000 shares, to Series D
 Investor, in connection with Series D
 Private Placement

Accrued dividend on Preferred Stock
 Series A & C

Unrealized holding loss

Investment write-off

Net loss for the twelve months ended
 December 31, 1998
                                            --------   ------   ------     ------   ------    ------       ------    ------
BALANCE AT DECEMBER 31, 1998                 186,000   18,600    2,285        228   153,538    15,353       3,000      300


                See notes to consolidated financial statements.

                        APPLIED VOICE RECOGNITION, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                        Preferred Stock
                                   -----------------------------------------------------------------------------------------
                                         Series A                Series B            Series C                Series D
                                   ---------------------   ------------------    -------------------      ------------------
                                    Shares      Amount     Shares     Amount      Shares      Amount      Shares     Amount
                                   ---------   ---------   -------   ---------   ---------   ---------   ---------   -------
Exercise of stock options

Issuance of 2,000 shares of
 Series D Preferred Stock and                                                                              2,000       200
 related warrants

Expiration of warrants

Stock bonus paid to employees

Common Stock issued for services

Issuance of warrants in
 connection with promissory note

Conversion of Series B                                       (605)        (60)
 Preferred shares

Issuance of Series E Preferred
 Stock and related warrants

Preferred Stock and warrants
 retired in connection with
 sale of assets and issuance of                                                                           (5,000)       (500)
 warrants

Conversion of A, C and E
 Preferred Stock to Common Stock   (186,000)    (18,600)                       (153,538)      (15,353)

Issuance of Preferred Stock for
 debt

Issuance of Common Stock for
 debt

Common Stock issued for payment
 of accrued dividends on
 Preferred Stock

Preferred Stock dividend

Net loss
                                   --------    --------    ------    --------  --------      --------   --------     ------
BALANCE AT DECEMBER 31, 1999                   $            1,680        $168                $                       $
                                   ========    ========    ======    ========  ========      ========   ========     ======

                See notes to consolidated financial statements.

                        APPLIED VOICE RECOGNITION, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                        Preferred Stock
                                              -----------------------------------
                                                  Series E          Series 2
                                              ---------------   -----------------
                                              Shares   Amount   Shares    Amount
                                              ------   ------   ------   --------
BALANCE AT DECEMBER 31, 1997

Issuance of 129,399 shares of common
 stock in lieu of officer's compensation

Issuance of 14,407 shares of common
 stock in lieu of employee cash bonuses

Issuance of 44,286 shares of common
 stock for services

Issuance of additional 56,000 shares of
 common stock as part of previous
 stock transaction

Issuance of 25,000 shares of common
 stock in connection with furniture
 purchase

Issuance of warrants to purchase
 532,000 shares of common stock for
 consulting services

Issuance of warrants and options to
 purchase 1,020,000 shares of
 common stock for advisory services

Issuance of warrant to purchase 355,500
 shares in connection with bridge loan
 financing

Exercise of options to purchase 51,167
 shares of common stock

Conversion of 126,500 shares of Series A
 Preferred Stock in exchange for
 683,100 shares of common stock

Series A Preferred Stock Dividend paid
 with common stock

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

Series B Preferred Stock Dividend paid
 with common stock

Sale of 220,750 shares of Series C
 Preferred Stock for $2,207,500 in
 connection with private placement

                See notes to consolidated financial statements.

                        APPLIED VOICE RECOGNITION, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                         Preferred Stock
                                               -----------------------------------
                                                    Series E         Series 2
                                               ---------------   -----------------
                                               Shares   Amount   Shares    Amount
                                               ------   ------   ------   --------
Issuance of Series C Preferred shares, to
 third party, in connection with Series C
 Private Placement

Cash expense related to Series C Private
 Placement

Issuance of warrant to purchase 220,750
 shares, to third party, in connection
 with Series C Private Placement

Conversion of 78,250 shares of Series C
 Preferred Stock in exchange for
 782,500 shares of common stock

Series C Preferred Stock dividend paid
 with common stock

Sale of 3,000 shares of Series D
 Preferred Stock for $3,000,000 in
 connection with private placement

Cash expenses on legal and placement
 costs related to Series D Private
 Placement

Issuance of two warrants to purchase a
 total of 2,000,000 shares, to Series D
 Investor, in connection with Series D
 Private Placement

Accrued dividend on Preferred Stock
 Series A & C

Unrealized holding loss

Investment write-off

Net loss for the twelve months ended
 December 31, 1998                             ------   ------   ------   --------

BALANCE AT DECEMBER 31, 1998

                See notes to consolidated financial statements.

                        APPLIED VOICE RECOGNITION, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                         Preferred Stock
                                               -----------------------------------
                                                    Series E         Series 2
                                               ---------------   -----------------
                                               Shares   Amount   Shares    Amount
                                               ------   ------   ------   --------
Exercise of stock options

Issuance of 2,000 shares of Series D
 Preferred Stock and related warrants

Expiration of warrants

Stock bonus paid to employees

Common Stock issued for services

Issuance of warrants in connection with
 promissory note

Conversion of Series B Preferred shares

Issuance of Series E Preferred Stock and
 related warrants                              2,000       200

Preferred Stock and warrants retired in
 connection with sale of assets and
 issuance of warrants

Conversion of A, C and E Preferred Stock
 to Common Stock                              (2,000)     (200)

Issuance of Preferred Stock for debt                                500         50

Issuance of Common Stock for debt

Common Stock issued for payment of
 accrued dividends on Preferred Stock

Preferred Stock dividend

Net loss
                                               ------   ------   ------   --------
BALANCE AT DECEMBER 31, 1999                            $           500   $     50
                                               ======   ======   ======   ========

                See notes to consolidated financial statements.

                        APPLIED VOICE RECOGNITION, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                            Common Stock                       Additional Paid-in Capital
                                        ----------------------   -----------------------------------------------------------
                                          Shares      Amount       Series A       Series B        Series C     Series D
                                        ----------   ---------   ------------   ------------    ------------  --------------
BALANCE AT DECEMBER 31, 1997            12,989,820     $12,991   2,468,750

Issuance of 129,399 shares of common
 stock in lieu of officer's                129,399         129
 compensation

Issuance of 14,407 shares of common
 stock in lieu of employee cash             14,047          14
 bonuses

Issuance of 44,286 shares of common
 stock for services                         44,286          44

Issuance of additional 56,000 shares
 of common stock as part of previous
 stock transaction                          56,250          56

Issuance of 25,000 shares of common
 stock in connection with furniture
 purchase                                   25,000          25

Issuance of warrants to purchase
 532,000 shares of common stock for
 consulting services

Issuance of warrants and options to
 purchase 1,020,000 shares of common
 stock for advisory services

Issuance of warrant to purchase
 355,500 shares in connection with
 bridge loan financing

Exercise of options to purchase
 51,167 shares of common stock              51,167          50

Conversion of 126,500 shares of
 Series A Preferred Stock in
 exchange for 683,100 shares of            683,100         683     $(999,350)
 common stock

Series A Preferred Stock Dividend
 paid with common stock                     70,217          70

Sale of 3,000 shares of
 Series B Preferred stock for
 $3,000,000 in connection with
 private placement                                                              $ 2,999,700

Expected deemed dividend related to
 discount on conversion of Series B
 Preferred Stock                                                                    852,998

Issuance of warrant to purchase
 150,000 shares, to third party, in
 connection with Series B Private
 Placement

Conversion of 715 shares of Series B
 Preferred Stock in exchange for
 1,147,171 shares of common stock        1,147,171       1,147                   (1,252,488)

Series B Preferred Stock Dividend
 paid with common stock                     22,812          23

Sale of 220,750 shares of Series C
 Preferred Stock for $2,207,500 in
 connection with private placement                                                              $2,185,425


                See notes to consolidated financial statements.

                        APPLIED VOICE RECOGNITION, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                               Common Stock                       Additional Paid-in Capital
                                           ----------------------   -----------------------------------------------------------
                                             Shares      Amount       Series A       Series B        Series C     Series D
                                           ----------   ---------   ------------   ------------    ------------  --------------

Issuance of Series C Preferred shares, to third party, in connection with Series C
 Private Placement

Cash expense related to Series C Private
 Placement

Issuance of warrant to purchase 220,750
 shares, to third party, in connection
 with Series C Private Placement

Conversion of 78,250 shares of Series C
 Preferred Stock in exchange for 782,500
 shares of common stock                       782,500         783                                      (774,675)

Series C Preferred Stock dividend paid
 with common stock                             25,225          25

Sale of 3,000 shares of Series D
 Preferred Stock for $3,000,000 in
 connection with private placement                                                                                   $2,999,700

Cash expenses on legal and placement
 costs related to Series D Private
 Placement

Issuance of two warrants to purchase a
 total of 2,000,000 shares, to Series D
 Investor, in connection with Series D
 Private Placement

Accrued dividend on Preferred Stock
 Series A & C

Unrealized holding loss

Investment write-off

Net loss for the twelve months ended
 December 31, 1998
                                           ----------   ---------   ------------   ------------    ------------  --------------
BALANCE AT DECEMBER 31, 1998               16,040,994      16,040      1,469,400      2,600,210       1,410,750       2,999,700

                See notes to consolidated financial statements.

                        APPLIED VOICE RECOGNITION, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                            Common Stock                       Additional Paid-in Capital
                                        ----------------------   -----------------------------------------------------------
                                          Shares      Amount       Series A       Series B        Series C     Series D
                                        ----------   ---------   ------------   ------------    ------------  --------------
Exercise of stock options                   10,000          10

Issuance of 2,000 shares of Series
 D Preferred Stock and related warrants                                                                            2,274,800

Expiration of warrants

Stock bonus paid to employees               26,320          26

Common Stock issued for services            17,820          18

Issuance of warrants in connection
 with promissory note

Conversion of Series B Preferred           608,680         609                    (606,175)
 shares

Issuance of Series E Preferred
 Stock and related warrants

Preferred Stock and warrants
 retired in connection with sale
 of assets and issuance of warrants                                                                               (4,999,500)

Conversion of A, C and E Preferred
 Stock to Common Stock                  17,045,918      17,046    (1,469,400)                     (1,410,750)

Issuance of Preferred Stock for
 debt

Issuance of Common Stock for debt        1,468,539       1,469

Common Stock issued for payment of
 accrued dividends on Preferred             51,523          51
 Stock

Preferred Stock dividend

Net loss
                                        ----------   ---------   ------------   ------------    ------------  --------------
BALANCE AT DECEMBER 31, 1999            35,269,794   $  35,269   $             $ 1,994,035    $              $       275,000
                                        ==========   =========   ============   ============    ============  ==============

                See notes to consolidated financial statements.

                        APPLIED VOICE RECOGNITION, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                     Additional Paid-in Capital
                                                 -----------------------------------------------------------------
                                                     Series E                 Series 2                   Common
                                                 -----------------        -----------------       ----------------
BALANCE AT DECEMBER 31, 1997                                                                      $      6,212,101

Issuance of 129,399 shares of common
 stock in lieu of officer's compensation                                                                   313,255

Issuance of 14,407 shares of common
 stock in lieu of employee cash bonuses                                                                     33,418

Issuance of 44,286 shares of common
 stock for services                                                                                        116,956

Issuance of additional 56,000 shares of
 common stock as part of previous
 stock transaction                                                                                             (56)

Issuance of 25,000 shares of common
 stock in connection with furniture
 purchase                                                                                                   20,275

Issuance of warrants to purchase
 532,000 shares of common stock for
 consulting services                                                                                       596,780

Issuance of warrants and options to
 purchase 1,020,000 shares of
 common stock for advisory services                                                                        390,650

Issuance of warrant to purchase 355,500
 shares in connection with bridge loan
 financing                                                                                                 121,959

Exercise of options to purchase 51,167
 shares of common stock                                                                                     90,259

Conversion of 126,500 shares of Series A
 Preferred Stock in exchange for
 683,100 shares of common stock                                                                          1,011,317

Series A Preferred Stock Dividend paid
 with common stock                                                                                         111,779

Sale of 3,000 shares of
 Series B Preferred Stock for
 $3,000,000 in connection with private
 placement

Expected deemed dividend related to
 discount on conversion of Series B
 Preferred Stock

Issuance of warrant to purchase 150,000
 shares, to third party, in connection
 with Series B Private Placement                                                                            93,000

Conversion of 715 shares of Series B
 Preferred Stock in exchange for
 1,147,171 shares of common stock                                                                        1,251,413

Series B Preferred Stock Dividend paid
 with common stock                                                                                          20,275

Sale of 220,750 shares of Series C
 Preferred Stock for $2,207,500 in
 connection with private placement


                See notes to consolidated financial statements.

                        APPLIED VOICE RECOGNITION, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                     Additional Paid-in Capital
                                                 -----------------------------------------------------------------
                                                     Series E                 Series 2                 Common
                                                 -----------------        -----------------       ----------------
Issuance of Series C Preferred shares, to
 third party, in connection with Series C
 Private Placement

Cash expense related to Series C Private
 Placement

Issuance of warrant to purchase 220,750
 shares, to third party, in connection
 with Series C Private Placement                                                                            66,225

Conversion of 78,250 shares of Series C
 Preferred Stock in exchange for
 782,500 shares of common stock                                                                            781,718

Series C Preferred Stock dividend paid
 with common stock                                                                                          20,912

Sale of 3,000 shares of Series D
 Preferred Stock for $3,000,000 in
 connection with private placement

Cash expenses on legal and placement
 costs related to Series D Private
 Placement

Issuance of two warrants to purchase a
 total of 2,000,000 shares, to Series D
 Investor, in connection with Series D
 Private Placement                                                                                         720,000

Accrued dividend on Preferred Stock
 Series A & C

Unrealized holding loss

Investment write-off

Net loss for the twelve months ended
 December 31, 1998
                                                 -------   ----------   --------   ---------   -------  ----------
BALANCE AT DECEMBER 31, 1998                                                                            11,972,236

                See notes to consolidated financial statements.

                        APPLIED VOICE RECOGNITION, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                    Additional Paid-in Capital
                                              ---------------------------------------
                                                Series E     Series 2      Common
                                              ------------   --------   -------------
Exercise of stock options                                                      9,990

Issuance of 2,000 shares of Series D
 Preferred Stock and related warrants

Expiration of warrants                                                      (606,949)

Stock bonus paid to employees                                                 32,890

Common Stock issued for services                                              19,016

Issuance of warrants in connection with
 promissory note                                                             436,710

Conversion of Series B Preferred shares                                      605,626

Issuance of Series E Preferred Stock and
 related warrants                             $ 1,999,800                     74,000

Preferred Stock and warrants retired in
 connection with sale of assets and
 issuance of warrants                                                     (1,126,260)

Conversion of A, C and E Preferred Stock
 to Common Stock                               (1,999,800)                 4,964,478

Issuance of Preferred Stock for debt                          $49,950

Issuance of Common Stock for debt                                            447,397

Common Stock issued for payment of                                            39,427
 accrued dividends on Preferred Stock

Preferred Stock dividend

Net loss

BALANCE AT DECEMBER 31, 1999                  -----------     -------    -----------
                                              $               $49,950    $16,868,561
                                              ===========     =======    ===========

                See notes to consolidated financial statements.

                        APPLIED VOICE RECOGNITION, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                  Other
                                              Reduction of     Accumulated
                                                 Paid-in      Comprehensive     Accumulated
                                                 Capital      Income (Loss)       Deficit         TOTAL
                                              -------------   --------------   -------------     -------
BALANCE AT DECEMBER 31, 1997                   $(1,140,433)         $62,221     $(5,367,280)    $2,279,600

Issuance of 129,399 shares of common
 stock in lieu of officer's compensation                                                           313,384

Issuance of 14,407 shares of common
 stock in lieu of employee cash bonuses                                                             33,432

Issuance of 44,286 shares of common
 stock for services                                                                                117,000

Issuance of additional 56,000 shares of
 common stock as part of previous
 stock transaction

Issuance of 25,000 shares of common
 stock in connection with furniture
 purchase                                                                                           20,300

Issuance of warrants to purchase
 532,000 shares of common stock for
 consulting services                                                                               596,780

Issuance of warrants and options to
 purchase 1,020,000 shares of
 common stock for advisory services                                                                390,650

Issuance of warrant to purchase 355,500
 shares in connection with bridge loan
 financing                                                                                         121,959

Exercise of options to purchase 51,167
 shares of common stock                                                                             90,309

Conversion of 126,500 shares of Series A
 Preferred Stock in exchange for
 683,100 shares of common stock

Series A Preferred Stock Dividend paid
 with common stock                                                                 (111,849)

Sale of 3,000 shares of
 Series B Preferred stock for
 $3,000,000 in connection with private
 placement                                                                                       3,000,000

Expected deemed dividend related to
 discount on conversion of Series B
 Preferred Stock                                                                   (852,998)

Issuance of warrant to purchase 150,000
 shares, to third party, in connection
 with Series B Private Placement                   (93,000)

Conversion of 715 shares of Series B
 Preferred Stock in exchange for
 1,147,171 shares of common stock

Series B Preferred Stock Dividend paid
 with common stock                                                                  (20,298)

Sale of 220,750 shares of Series C
 Preferred Stock for $2,207,500 in
 connection with private placement                                                               2,207,500




                See notes to consolidated financial statements.

                        APPLIED VOICE RECOGNITION, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                  Other
                                              Reduction of     Accumulated
                                                 Paid-in      Comprehensive      Retained
                                                 Capital      Income (Loss)       Deficit         Total
                                              -------------   --------------   -------------     -------
Issuance of Series C Preferred shares, to
 third party, in connection with Series C
 Private Placement                                                                                  1,104

Cash expense related to Series C Private
 Placement                                         (230,771)                                     (230,771)

Issuance of warrant to purchase 220,750
 shares, to third party, in connection
 with Series C Private Placement                    (66,225)

Conversion of 78,250 shares of Series C
 Preferred Stock in exchange for
 782,500 shares of common stock

Series C Preferred Stock dividend paid
 with common stock                                                                  (20,937)

Sale of 3,000 shares of Series D
 Preferred Stock for $3,000,000 in
 connection with private placement                                                              3,000,000

Cash expenses on legal and placement
 costs related to Series D Private
 Placement                                          (65,000)                                      (65,000)

Issuance of two warrants to purchase a
 total of 2,000,000 shares, to Series D
 Investor, in connection with Series D
 Private Placement                                 (720,000)

Accrued dividend on Preferred Stock
 Series A & C                                                                      (156,536)     (156,536)

Unrealized holding loss                                             (675,643)                    (675,643)

Investment write-off                                                 613,422                      613,422

Net loss for the twelve months ended
 December 31, 1998                                                               (8,320,519)   (8,320,519)
                                              -------------   --------------   -------------    ---------
BALANCE AT DECEMBER 31, 1998                     (2,315,429)                    (14,850,417)    3,336,971


                See notes to consolidated financial statements.

                        APPLIED VOICE RECOGNITION, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                  Other
                                              Reduction of     Accumulated
                                                 Paid-in      Comprehensive      Retained
                                                 Capital      Income (Loss)       Deficit         TOTAL
                                              -------------   --------------   -------------     -------
Exercise of stock options                                                                            10,000

Issuance of 2,000 shares of Series D
 Preferred Stock and related warrants             (275,000)                                       2,000,000

Expiration of warrants                             606,949

Stock bonus paid to employees                                                                        32,916

Common Stock issued for services                                                                     19,034

Issuance of warrants in connection with
 promissory note                                                                                    436,710

Conversion of Series B Preferred shares

Issuance of Series E Preferred Stock and
 related warrants                                 (104,000)                                       1,970,000

Preferred Stock and warrants retired in
 connection with sale of assets and
 issuance of warrants                              995,000                                       (5,131,260)

Conversion of A, C and E Preferred Stock
 to Common Stock                                   104,000                                          171,421

Issuance of Preferred Stock for debt                                                                 50,000

Issuance of Common Stock for debt                                                                   448,866

Common Stock issued for payment of
 accrued dividends on Preferred Stock                                                                39,478

Preferred Stock dividend                                                            (619,595)      (619,595)

Net loss                                                                          (2,655,913)    (2,655,913)
                                              ------------    -------------    -------------    -----------
BALANCE AT DECEMBER 31, 1999                  $   (988,480)   $                $ (18,125,925)   $   108,628
                                              ============    =============    =============    ===========

                See notes to consolidated financial statements.

                        APPLIED VOICE RECOGNITION, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     FOR THE YEAR ENDED
                                                                                        DECEMBER 31,
                                                                                -----------------------------
                                                                                    1999            1998
                                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $(2,655,913)    $(8,320,519)
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                   659,775         197,713
     Loss on investment write-off                                                                    803,125
     Loss on inventory write-off                                                                      36,900
     Stock and warrants issued for services and finance costs                        455,744       1,737,836
     Stock and options issued as compensation                                         32,916         346,816
     Gain on extinguishment of debt                                               (5,562,750)
     Interest on preferred stock payable                                             206,852
     Writedown of prepaid software rights                                            329,100
     Changes in operating assets and liabilities:
       Accounts receivable                                                          (179,727)        334,597
       Inventory                                                                      37,201         245,543
       Prepaid licenses                                                             (300,000)       (750,000)
       Deposits, prepaid expenses, and deferred finance costs                        300,130        (754,523)
       Deferred revenues                                                             (39,120)        (29,514)
       Accounts payable and accrued expenses                                        (124,941)        103,590
       Common stock payable                                                          (13,500)         13,500
                                                                                ------------    ------------
     Net Cash Used in Operating Activities                                        (6,854,233)     (6,034,936)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                           (1,372,552)       (369,516)
  Proceeds from sale of assets                                                       696,939
  Cash paid for purchase of transcription companies                                 (775,000)       (398,312)
  Capitalized software costs                                                                        (300,025)

                                                                                ------------    ------------
    Net Cash Used in Investing Activities                                         (1,450,613)     (1,067,853)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bridge loans                                                       4,000,000         335,333
  Principal payment on seller debt                                                  (297,884)
  Principal payment on bridge loans                                                 (500,000)
  Principal payment on third party debt                                              (45,104)        (42,882)
  Principal payment on related party debt                                           (335,333)       (126,250)
  Principal payments under capital lease                                             (71,217)        (17,835)
  Warrants and options granted in connection with bridge loans                                       121,959
  Proceeds from related party debt                                                   250,000
  Sale of preferred stock - Series B                                                               3,000,000
  Sale of preferred stock - Series C                                                               2,208,604
  Sale of preferred stock - Series D                                               2,000,000       2,000,000
  Sale of preferred stock - Series E                                               1,970,000
  Cash expenditures related to sale of stock                                                        (295,771)
  Stock options and warrants exercised                                                10,000          90,309
                                                                                 -----------     -----------
    Net Cash Provided by Financing Activities                                      6,980,462       7,273,467

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (1,324,384)        170,678

Cash and Cash Equivalents - Beginning of Period                                    1,377,913       1,207,235
                                                                                 -----------     -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $    53,529     $ 1,377,913
                                                                                 ===========     ===========

                See notes to consolidated financial statements.

                        APPLIED VOICE RECOGNITION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998


NOTE 1 - DESCRIPTION OF BUSINESS

Applied Voice Recognition, Inc. (the "Company" or "AVRI") provides traditional and electronic transcription services to approximately 1,200 physicians in six states. The Company has begun development of the e-Docs Physician's Network
(EPN) through a newly formed subsidiary, Virtual Physicians Network, Inc.. The EPN is being designed to provide a secure browser-based service which would allow transcription companies to deliver their product and doctors to review transcriptions online. The EPN would include a document storage service that will allow physicians to access their records 24 hours a day online.

The Company was reincorporated as a Delaware Corporation on January 29, 1998. Previously, the Company was a Utah corporation by virtue of a share exchange that was treated as a reverse merger on December 11, 1996 with Summa Vest, Inc.

On December 1, 1998, the Company formed a new wholly owned subsidiary, AVRI Health Care Information Services, Inc., a Delaware Corporation (AVRI Health
Care), which was primarily formed for the purpose of acquiring companies in the transcription service business.

NOTE 2 - LIQUIDITY AND MANAGEMENT'S PLAN

The Company has incurred significant losses and cash deficits since inception. The Company has been dependent upon outside financing to develop its software products and to provide working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Beginning in the fourth quarter of 1999, the Company suspended its acquisitions program and focused on restructuring the core operations of the transcription companies acquired. As of December 31, 1999, the Company had reduced its corporate head count from 35 to 7 and had sold its operations in Manila, New York, New Jersey and a portion of its Houston operations. These actions reduced the monthly losses by approximately $300,000, while reducing revenue by $250,000 per month.

Since the Company's announcement of its restructuring on January 7, 2000, liquidity has significantly improved. Gross revenues averaging $200,000 per month have been achieved, and warrants and options have been exercised, resulting in net proceeds to the Company of approximately $810,000 as of March 17, 2000. Management believes current resources are adequate for the development costs of the e-Docs Physician's Network (EPN) as well as the Company's working capital needs through December 31, 2000.

It will be necessary for the Company to raise additional capital for the rollout of EPN intended to occur in the fourth quarter of 2000. While management is confident capital is available, there are no assurances that the necessary capital can be obtained.

                        APPLIED VOICE RECOGNITION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          DECEMBER 31, 1999 AND 1998


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

 PRINCIPLES OF CONSOLIDATION

 The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated.

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

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


 PROPERTY AND EQUIPMENT

 Property and equipment are stated at cost. Depreciation is computed by the straight-line method using rates based on the estimated useful lives of the related assets. Estimated useful lives used for depreciation purposes are as follows:

      Computer equipment                 3   years
      Third party software               3   years
      Office equipment                   5   years
      Furniture                          7   Years

 For the years ended December 31, 1999 and 1998, the Company incurred $457,425 and $123,350, respectively, of depreciation expense.

 PREPAID LICENSES AND PREPAID SOFTWARE RIGHTS

 Prepaid licenses were stated at cost. During 1999, the Company shifted its business focus, discontinuing development of the license related technology. The vendor agreed to exchange the license related payments for rights to produce and resell 3,291 units of a completed market transcription product. At December 31, 1999, prepaid software resale rights are stated at estimated resale value less disposal costs, resulting in a charge to 1999 operations of $329,100.

 CAPITALIZED SOFTWARE COSTS

 The costs of direct labor and allocated overhead specific to development activities for products that are technologically feasible are capitalized through the date of market release. All other research and development costs are charged against operations in the period incurred. Amounts capitalized are amortized on a straight-line basis over a three-year life commencing upon market release. For the year ended December 31, 1998, the Company incurred $58,808 of related amortization expense.

 As a result of the December 20, 1999 disposition of assets, the Company expensed the remaining $397,369 of capitalized software costs included as an offset to the extraordinary gain on extinguishment of debt.

 INTANGIBLES AND GOODWILL

 Intangibles and goodwill are amortized using the straight-line method over their estimated useful lives, which range from 10 to 20 years. Intangibles include trade names and customer lists. Goodwill represents the excess purchase price over the fair value of net assets acquired for acquisitions accounted for as purchases. The Company periodically monitors intangibles and goodwill to determine if subsequent events or circumstances have occurred that have compromised the viability of the asset. To the extent such an event has happened, the Company will make necessary revisions to the balance or amortization life. Management believes that there have been no such events or circumstances which warrant revision to the remaining useful life, or which affect the recoverability of intangibles and goodwill. Intangibles and goodwill associated with disposed operations are reflected in the calculation of the extraordinary gain on extinguishment of debt. For the years ended December 31, 1999 and 1998, the Company incurred $202,350 and $15,555 respectively, of related amortization expense.

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


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

 CONCENTRATION OF CREDIT RISK

 Financial instruments that could potentially subject the Company to concentrations of credit risk are accounts receivable. The Company periodically evaluates the creditworthiness of its customers and generally does not require collateral. The Company's customer base consists of clinics, hospitals, sole practitioners, and commercial companies. No customer accounted for 10% or more of revenues for the years ended December 31,1999 and 1998.

 ADVERTISING

 The Company expenses all advertising costs as incurred. The Company expensed $350,867 and $122,242 in 1999 and 1998, respectively.

 INCOME TAXES

 The Company uses the liability method of accounting for income taxes. Under the liability method, deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in comprehensive income.

NOTE 4 - ACQUISITIONS AND DISPOSITIONS

During 1999, the Company entered into four asset purchase agreements with transcription companies located in Texas. Each acquisition was accounted for as a purchase. The results of operations of acquisitions are included in the Company's Statement of Operations from the date of acquisition. A description of these acquisitions follows:

REYNA TRANSCRIPTIONS, INC.

On February 22, 1999, e-Docs Health Care Information Services, Inc., a wholly owned subsidiary of AVRI, acquired the assets of Reyna Transcriptions ("Transcription Plus"). Transcription Plus provides medical transcription services.

Pursuant to the Asset Purchase Agreement, the Company acquired certain assets for a purchase price of $75,000 in cash and an unsecured note in the amount of $175,000 payable in three equal annual payments beginning February 22, 2000, bearing interest at 8%. The Company allocated purchase price in excess of net assets acquired to identifiable intangible assets and customer lists in the amount of $122,500, and to goodwill in the amount of $122,500, which will be amortized over 10 and 20 years, respectively.

PRN TRANSCRIPTION, INC.

On February 22, 1999, e-Docs Health Care Information Services, Inc., a wholly owned subsidiary of AVRI, acquired the assets of PRN Transcription, Inc ("PRN"). PRN provides medical transcription services.

Pursuant to the Asset Purchase Agreement (the "Agreement"), the Company acquired certain assets and assumed certain liabilities of PRN. The total purchase price consisted of: (i) $200,000 in cash and (ii) $377,000 of the Company's Series 2 Preferred Stock, par value $.10 per share. The Series 2 Preferred Stock will be issued in three equal annual installments with a stated value of $125,667 each installment. These installments are payable on February 23, 2000, February 23, 2001 and February 23, 2002. In addition, the Company may issue additional Series 2 Preferred Stock with a stated value of up to $174,000 to PRN, if PRN meets or exceeds certain revenue targets, as set forth in the agreement, over the next three years. Any additional consideration will be accounted for as additional intangible assets. For purchase accounting purposes, a preferred stock payable of $292,608 has been recorded for the net present value of the commitment to issued preferred stock. The discounted amount of $84,392 is being amortized to interest expense.

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


The Series 2 Preferred Stock carries an 8% cumulative dividend payable in cash or in additional shares of Preferred Stock at the Company's option. Dividends are payable quarterly and in arrears on the first day of each January, April, July and October commencing on January 1, 2000. Each share of the Series 2 Preferred Stock when issued will be convertible at any time into a number of shares of Common Stock equal to (i) $100 per share of Series 2 Preferred Stock being converted, plus any earned but unpaid dividends, if any, divided by (ii) the greater of $1.00 per share or the average daily closing price of the Company's Common Stock for the thirty day period immediately preceding the effective date of any such conversion on the Nasdaq Over-the-Counter Bulletin Board (OTCBB). The Company has agreed to register such shares of Common Stock issued upon conversion of the Preferred Stock for resale under the Securities Act of 1933, as amended, at the expense of the Company. These shares of preferred stock are subject to automatic conversion if the Company undertakes an underwritten public offering with an aggregate market value of $10,000,000 or more. Any shares of the Series 2 Preferred Stock may be redeemed, at the Company's option, after the third anniversary of the date of their issuance, at a redemption price of $100 per share plus any accrued but unpaid dividends. Except as otherwise required by the Delaware General Corporate Law, the holders of the Series 2 Preferred Stock shall have no voting rights.

AVRI incurred approximately $5,000 of acquisition related expenses, which has been included in the purchase price allocation. The Company allocated the excess purchase price over net assets acquired of $477,608 to identified intangibles and customer lists in the amount of $238,804, and to goodwill in the amount of $238,804, which will be amortized over 10 years and 20 years, respectively.

AM TRANSCRIPTION, INC.

On February 26, 1999, e-Docs Health Care Information Services, Inc., a wholly owned subsidiary of AVRI, acquired the assets of AM Transcription, Inc. ("AM"). AM provides medical transcription services.

Pursuant to the Asset Purchase Agreement (the "Agreement") the Company acquired certain assets and assumed certain liabilities of AM. The total purchase price consisted of: (i) $200,000 in cash and (ii) $250,000 of the Company's Series 2 Preferred Stock, par value $.10 per share, less liabilities assumed of $56,365. The Series 2 Preferred Stock will be issued in three equal annual installments with a stated value of $64,545 each installment. These installments are payable on February 27, 2000, February 27, 2001 and February 27, 2002. For purchase accounting purposes, a preferred stock payable of $150,287 has been recorded for the net present value of the commitment to issued preferred stock. The discounted amount of $43,348 is being amortized to interest expense.

AVRI incurred approximately $5,000 of acquisition related expenses, which has been included in the purchase price allocation. The Company allocated the excess purchase price over net assets of $335,287 to identified intangibles and customer lists in the amount of $167,643, and to goodwill in the amount of $167,644, which will be amortized over 10 years and 20 years, respectively.

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


A WORD ABOVE, INC.

On May 28, 1999, e-Docs Health Care Information Services, Inc., a wholly owned subsidiary of AVRI, acquired the assets of A Word Above, Inc. ("A Word Above"). A Word Above provides medical transcription services.

Pursuant to the Stock Purchase Agreement (the "Agreement") the Company acquired all of the common stock of A Word Above. The Agreement excluded certain assets and liabilities from the transaction. The total purchase price consisted of: (i) $300,000 payable in cash and (ii) $700,000 of the Company's Series 2 Preferred Stock, par value $.10 per share. The Series 2 Preferred Stock will be issued in three equal annual installments with a stated value of $233,333 each installment. These installments are payable on May 29, 2000, May 29, 2001 and May 29, 2002. For purchase accounting purposes, a preferred stock payable of $532,752 has been recorded for the net present value of the commitment to issued preferred stock. The discounted amount of $167,248 is being amortized to interest expense.

AVRI incurred approximately $7,000 of acquisition related expenses, which has been included in the purchase price allocation. The Company allocated the excess purchase price over net assets acquired of $714,364 to identified intangibles and customer lists of $357,182, and to goodwill of $357,182, which will be amortized over 10 years and 20 years, respectively.

During 1998, the Company entered into three asset purchase agreements with transcription companies located in Texas, New York, and Colorado. Each acquisition was accounted for as a purchase. A description of these acquisitions follows:

TRANSCRIPTION RESOURCES

On March 17, 1998, AVRI, acquired the assets of Transcription Resources ("TR") a sole proprietorship. Subsequently, during 1998, AVRI transferred the acquired assets to AVRI Health.

TR specializes in providing transcription services to the healthcare industry throughout the country.

Pursuant to the Asset Purchase Agreement (the "Agreement"), the Company acquired certain assets for a purchase price of $150,000, less liabilities assumed, or $37,091 net. The net amount is payable in the form of a non-interest bearing note with an original maturity of December 31, 1998. The note was repaid in 1999. The acquisition of TR resulted in approximately $56,000 of goodwill which will be amortized over a five-year period.

CORNELL TRANSCRIPTION, INC.

On December 1, 1998, AVRI Health acquired certain assets and assumed certain liabilities of Cornell Transcription, Inc., a New York corporation ("Cornell") and all of the common stock of Outsource Transcription Philippines, Inc. ("OTP"), a stock corporation formed under the laws of the Republic of the Philippines.

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


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

The Note is a non-interest bearing, unsecured note payable to Cornell, which is payable as follows: (i) $150,000 on or before February 28, 1999, and (ii) $120,000 in twelve equal monthly installments of $10,000 each, payable on the first day of each month commencing on January 1, 1999, and continuing thereafter until December 1, 1999. In the case of an Event of Default (as defined in the Note), Cornell may accelerate the entire unpaid principal balance of the Note. After any such acceleration, any outstanding principal amount shall bear interest at the rate of 18% per annum. Due to $120,000 note being non-interest bearing, the Company recorded the discounted amount of the note of $110,793 using an imputed interest rate of 15%, as part of the purchase price allocation. The discounted amount was amortized to interest expense over the life of the note.

The Series I Preferred Stock, which were issuable to Cornell December 2, 1999, carries a 10% cumulative dividend payable in cash or in additional common or preferred shares at the Company's option. (See Note 8.) For purchase accounting purposes, a preferred stock payable of $594,666 has been recorded for the net present value of the commitment to issue preferred stock, discounted using a rate of 15%. The discount amount of $89,334 is being amortized to interest expense. Dividends are payable quarterly and in arrears on the first day of each January, April, July and October commencing on January 1, 2001. Each share of the Series 1 Preferred Stock will be convertible at any time into a number of shares of common stock equal to (i) $1,000 per share of Series 1 Preferred Stock being converted, plus any earned but unpaid dividends, if any, divided by (ii) the average closing price of the Company's Common Stock for the thirty day period immediately preceding the effective date of such conversion on OTCBB. Any such shares of Common Stock issued upon conversion of the Series 1 Preferred Stock shall be registered for resale under the Securities Act of 1933, as amended, at the expense of the Company.

The shares of Series 1 Preferred Stock are not subject to automatic conversion. Any shares of the Series 1 Preferred Stock may be redeemed, at the Company's option, after the third anniversary of the date of their issuance, at a redemption price of $1,000 per share plus any accrued but unpaid dividends.

AVRI Health Care incurred approximately $80,000 of acquisition related expenses, which has been included in the purchase price allocation. The Company allocated the excess purchase price over net assets of $1,060,008 to identified intangibles and customer lists in the amount of $530,004, and to goodwill in the amount of 530,004, which will be amortized over 10 years and 20 years, respectively.

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


LRW TRANSCRIPTION

On December 31, 1998, AVRI Health Care acquired the assets of Linda R. Willhite Transcription ("LRW Transcription") a sole proprietorship owned by Linda R. Willhite. LRW Transcription specializes in providing transcription services to the healthcare industry in the Denver, Colorado metropolitan area.

Pursuant to the Asset Purchase Agreement (the "Agreement"), the Company acquired certain assets owned by LRW Transcription. The total purchase price consisted of: (i) $75,000 in cash, including amounts paid by the Company to the creditors of LRW Transcription, (ii) and $150,000 of the Company's Series 2 Preferred Stock, par value $.10 per share. The Series 2 Preferred Stock will be issued in three equal annual installments with a stated value of $50,000 each installment. These installments are payable on December 31, 1999, December 31, 2000 and December 31, 2001. In addition, the Company may issue additional Series 2 Preferred Stock with a stated value of up to $125,000 to LRW Transcription, if LRW Transcription meets or exceeds certain revenue targets, as set forth in the agreement, over the next three years. Any additional consideration will be accounted for as additional intangible assets. For purchase accounting purposes a preferred stock payable of $114,161 has been recorded for the net present value of the commitment to issued preferred stock. The discounted amount of $35,839 is being amortized to interest expense.

The Series 2 Preferred Stock carries an 8% cumulative dividend payable in cash or in additional shares of Preferred Stock at the Company's option. Dividends are payable quarterly and in arrears on the first day of each January, April, July and October commencing on January 1, 2000. Each share of the Series 2 Preferred Stock when issued will be convertible at any time into a number of shares of Common Stock equal to (i) $100 per share of Series 2 Preferred Stock being converted, plus any earned but unpaid dividends, if any, divided by (ii) the greater of $1.00 per share or the average daily closing price of the Company's Common Stock for the thirty day period immediately preceding the effective date of any such conversion on the OTCBB. The Company has agreed to register such shares of Common Stock issued upon conversion of the Preferred Stock for resale under the Securities Act of 1933, as amended, at the expense of the Company. These shares of preferred stock are subject to automatic conversion if the Company undertakes an underwritten public offering with an aggregate market value of $10,000,000 or more. Any shares of the Series 2 Preferred Stock may be redeemed, at the Company's option, after the third anniversary of the date of their issuance, at a redemption price of $100 per share plus any accrued but unpaid dividends. Except as otherwise required by the Delaware General Corporate Law, the holders of the Series 2 Preferred Stock shall have no voting rights.

AVRI Health Care incurred approximately $25,000 of acquisition related expenses, which has been included in the purchase price allocation. The Company allocated the excess purchase price over net assets of $166,070 to identified intangibles and customer lists in the amount of $83,035, and to goodwill in the amount of $83,035, which is being amortized over 10 years and 20 years, respectively.

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


DISPOSITIONS

Effective December 20, 1999, AVRI and its wholly owned subsidiaries, e-Docs Health Care Information Services, Inc. and A Word Above, sold the net assets and contracts of the Company's medical transcription service operations based in New York, New Jersey, Houston, Texas and the Philippines and granted the non-exclusive rights to the VoiceCommander99(TM) code to Lonestar Medical Transcription USA, Inc. ("Lonestar"). The parent of Lonestar, L&H Investment Co., N.V. ("LHIC") was a preferred stockholder prior to the purchase.

Pursuant to the Asset Purchase Agreement (the "Agreement") the Company sold certain assets and Lonestar assumed certain liabilities of AVRI. The total purchase price consisted of: (i) $456,939 in cash, representing the value of 80% of the accounts receivable purchased; (ii) forgiveness of a $2.0 million promissory note held by an affiliate of the purchaser; (iii) forgiveness of a $1.5 million promissory note held by LHIC; (iv) forgiveness of $94,360 of accrued interest; and (v) retirement of $5.0 million in Series D Preferred Stock held by LHIC and forgiveness of $318,458 accrued, unpaid dividends; and
(v) conversion of warrants to purchase 3.5 million shares of AVRI common stock at $1.25 a share to warrants to purchase 800,000 shares of AVRI common stock at $.37 per share. The new warrants were valued at $200,000 using the Black-Scholes valuation model.

Amounts collected on accounts receivable in excess of the 80% included in the purchase price are to be remitted to AVRI by Lonestar.

The gain on the extinguishment of debt has been reflected in the financial statements as an extraordinary gain of $5,562,750.

After the effect of the dispositions, the Company offers transcription services in six states from offices in Houston, Dallas, and Tyler, Texas; and Denver, Colorado.

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                DECEMBER 31,
                                          ------------------------
                                             1999          1998
                                          -----------   ----------
      Computer equipment                  $  647,301    $ 578,770
      Third party software                    36,904       47,071
      Office equipment and furniture         114,141      134,126
      Office equipment on capital lease      415,136      118,098
                                          ----------    ---------
                                           1,213,482      878,065
      Less accumulated depreciation         (354,990)    (180,767)
                                          ----------    ---------
      Property and equipment, net         $  858,492    $ 697,298
                                          ==========    =========

NOTE 6 - INDEBTEDNESS

Indebtedness is summarized below:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1999        1998
                                                                ---------   --------
      Long-term Debt
      Note payable to a bank, secured by accounts
       receivable, fixtures and equipment, prime plus
       2% interest, monthly payments of principal and
       interest of $909,  note matures March 2003                $ 31,223

      Note payable to individual, unsecured, 8% interest due annually, annual principal payments of $58,333, note matures
       February 2002  (see Note 4)                                175,000

      Note payable to a bank, unsecured, 9.25% interest,
       monthly payments of principal and interest of $879,
       note matures January 2000                                      845    $12,339
                                                                 --------    -------
                                                                  207,068     12,339
      Less current maturities                                      65,977     11,542
                                                                 --------    -------
      Net long-term debt                                         $141,091    $   797
                                                                 ========    =======

Future maturities of long-term debt are as follows:

      2000           $ 65,977
      2001             67,287
      2002             68,249
      2003              5,555
                     --------
                     $207,068
                     ========

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


 NOTE PAYABLE TO RELATED PARTIES

 During 1999, the Company entered into a Convertible Promissory Note and Warrant Purchase Agreement, as amended with a shareholder. The note has a stated principal amount of $250,000 and bears interest at 9%. The note is secured by a security interest in certain assets of the Company. The note is convertible into Common Stock at a price of $.37 common share. The conversion price is adjustable downward based on the pricing of future common stock issues or issuances of subsequent convertible issues with more favorable conversion terms. Contingent warrants may be issuable as a result of future equity transactions.

 During 1998, the Company had a note payable to a trust of $126,250 which was unsecured and carried 12% annual percentage rate of interest. Interest payments were due on a quarterly basis and interest was non-compounding. In addition to this interest, the trust received a total of 180,000 shares of Common Stock in the Company. These shares were valued at $1.50 each, which approximated fair value at the date of issuance, and the aggregate value of $270,000 was recorded as a finance cost. In 1998, the Company recorded $67,500 of interest expense related to these shares. A balloon payment on the principal balance of $125,000 was paid on May 18, 1998.

 During the month of December 1998, the Company entered into various bridge loan agreements (the "Bridge Loans") with certain officers of $144,917, a former employee of $60,416 and to third parties of $130,000. The aggregate balance of the Bridge Loans amounted to $335,333, and bore interest at 12% per annum. The Bridge Loans plus accrued interest were payable upon the earlier of six months following the date of the note or three business days following the receipt of $2,000,000 in equity funding. On December 31, 1998, the Company received $2,000,000 in equity funding and paid the Bridge Loans in January 1999, plus accrued interest, in accordance with the agreement. In connection with the Bridge Loans, the Company granted warrants to purchase 355,495 shares of common stock resulting in approximately $122,000 of finance cost, using the Black Scholes method of valuation. (See Note 8 "Warrants")

NOTE 7 - LEASES

CAPITAL
The future minimum lease payments on office equipment as of December 31, 1999 are as follows:

      2000                                  $ 153,744
      2001                                    153,744
      2002                                    129,773
      2003                                    108,730
      2004                                     44,128
                                            ---------
      Total payments                          590,119
      Less: Amounts representing interest    (246,095)
                                            ---------
      Net present value                       344,024
      Less: Current maturities                (64,354)
                                            ---------
      Long-term portion                     $ 279,670
                                            =========

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


OPERATING

The Company leases various office space and equipment under non-cancelable operating leases. The Company incurred rental expense of $296,512 and $149,520 in 1999 and 1998, respectively, in connection with operating leases on office space and equipment. Future minimum lease payments as of December 31, 1999, are as follows:

       2000                   $ 64,454
       2001                     48,830
       2002                     33,585
       2003                      2,640
                              --------
      Total                   $149,509
                              ========

NOTE 8 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 2,000,000 shares of preferred stock with a par value of $.10 per share. All dividends accrue whether or not declared or set aside. Since inception, the Company sold, via private placements, the following shares of preferred stock:

SERIES A PREFERRED STOCK

During 1997, the Company completed a private placement, totaling $2,500,000 in proceeds, by the issuance of 312,500 shares of Series A Convertible Preferred Stock. These shares have a par value of $.10 per share and were sold for $8.00 each to two accredited investors ("Series A Investors").

The shareholders of the Series A Preferred Stock are entitled to cumulative dividends at a rate of 4% per annum, payable in shares of the Company's Common Stock based on a share price equal to the average closing price of such Common Stock on the OTCBB for the 30 days prior to the particular dividend date.

Each of the Series A shares is convertible into 5.4 shares of common stock, at the stockholders option, at any given time. The holders of the Series A Preferred Stock are also (a) entitled to demand the registration of Common Stock issued upon conversion of the Series A Preferred Stock at the cost of the Company at any time after December 31, 1997, and (b) entitled to have such converted shares of Common Stock registered at the Company's cost in connection with any registration statement filed by the Company. If the holders of the Series A Preferred Stock have not converted their shares to Common Stock within three years of their issuance, the Company may redeem such shares for $8.00 per share plus any accrued and unpaid dividends. The agreement with the Series A Shareholders provides for certain specific anti-dilution adjustments and protective provisions.

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


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

As of December 31, 1998, the Company had declared and paid stock dividends, to the Series A Investor, totaling 70,217 shares of common stock. The market value of the stock dividends, as of the dividend date, amounted to $111,849. The Company accrued $20,536 of stock dividends payable to the Series A Investor at December 31, 1998.

Effective December 31, 1999, all shares of Series A Preferred stock and related accrued unpaid dividends were converted to common stock. (See below)

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

This series pays a 5% cumulative dividend payable in arrears at the time of each conversion. The dividend is payable in cash or stock at the Company's option. At any time, the Purchasers are entitled to convert the entire face amount of the Series B Preferred Shares, plus accrued and unpaid dividends
into common stock.   This series is subject to automatic conversion on March
11, 2000, if not converted by that date. In connection with this placement, an option to purchase 150,000 shares of common stock was granted to Continental Capital & Equity Corporation, the placement agent, and was valued at $93,000 in total using the Black Scholes model as discussed in Stock Options, and recorded as a reduction to Paid in Capital. In the event of liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock are entitled to share in the assets, if any, remaining after payment of all debts and liabilities of the Company, and after payment to Series A Preferred Stock holders in an amount of $8.00 per share, which right is in preference to any payment to the holders of Common Stock.

During the months of July and August 1998, the Series B Investors exercised their conversion right and converted 715 shares of preferred stock for 1,147,171 shares of the Company's common stock. During 1999, the Series B Investors converted 605 shares of preferred stock for 425,769 shares of common stock.

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


Upon conversion in 1998, the Series B Investors received stock dividends amounting to 22,812 shares of common stock. The aggregate market value of the stock dividends, as of the measurement date, was $20,275. At December 31, 1998, stock dividends payable are estimated to be 121,444 shares. The Company accrued $121,444 of stock dividends payable to the Series B Investors at December 31, 1998. Upon conversion in 1999, the Series B Investors received stock dividends amounting to 51,523 shares of common stock. The aggregate market value of the stock dividends, as of the measurement date, was $39,478. At December 31, 1999, stock dividends payable are estimated to be 822,599 shares. The Company accrued $246,774 of stock dividends payable to the Series B Investors at December 31, 1999.

SERIES C PREFERRED STOCK

On July 28, 1998, the Company sold in a private placement 220,750 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock"), par value $.10 per share, for a purchase price of $10 per share, to accredited investors (the "Series C Investors"). The Series C Preferred Stock pay a 4% cumulative dividend payable in arrears at the time of each conversion. Dividends are payable quarterly and in arrears on the first day of each January, April, July, and October commencing on October 1, 1998, in cash or stock at the Company's option. Each of the Series C Preferred Stock converts into ten shares of common stock and may be converted at anytime. The Series C Preferred Stock are not subject to automatic conversion. Any shares of the Series C Preferred Stock and any accrued but unpaid dividends may be redeemed, at the Company's option, after the fifth anniversary of the date of their issuance, at a redemption price of $10 per share. In addition to the above-referenced shares, an additional 11,038 Series C Preferred Stock were issued to Equity Services, LTD. ("ESL"), as part of their compensation for placing the Series C Preferred Stock. As of July 28, 1998, the market value of the shares issued to ESL was approximately $110,000 and was recorded as a reduction to Paid in capital. These shares were issued under the same terms and conditions as those sold in this private placement.

On November 12, 1998, the Series C Investors converted 78,250 of the Series C Preferred Stock for 782,500 shares of the Company's common stock.

Effective December 31, 1999, all shares of Series C Preferred stock and accrued unpaid dividends were converted to common stock. (See below)

SERIES D PREFERRED STOCK

On December 31, 1998, the company entered into a Series D Preferred Stock and Warrant Purchase Agreement to sell up to 5,000 shares of Series D Convertible Preferred Stock. These shares have a par value of $.10 and were priced at $1,000 per share and were sold to accredited investors. This agreement is broken down into three closings of 2,000 shares, 1,000 shares, and 2,000 shares respectively, each closing being subject to the Company's meeting certain financial and/or operational targets.

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


As of December 31, 1998 the Company had met the first and second targets and had received the funding for the first target. The Company recorded a receivable for the second target, as of December 31, 1998, and reflected the shares as issued in the Statement of Stockholders Equity. The funding for the second target was received in January 1999. The final target was reached as of February 28, 1999, and the final shares issued.

The shareholders of the Series D Preferred Stock are entitled to cumulative dividends at a rate of 10% per annum, payable in shares of the Company's Common Stock based on a share price equal to the average closing price of such Common Stock on the OTCBB for the quarter prior to the particular dividend date.

Additionally, the Company granted the Series D shareholders three warrants to purchase a total of 2,500,000 shares of common stock, at an exercise price of $1.25 per share. Using the Black Scholes valuation method, the Company recorded approximately $720,000 of related cost, attributable to the first and second issuances, and $275,000 attributable to the third issuance, as an offset to additional paid in capital.

All of the Series D Convertible Preferred shares, warrants and accrued dividends were forgiven as part of the sale transaction discussed in Note 4.

SERIES E PREFERRED STOCK

On August 18, 1999, the Company completed a $2,000,000 private placement by the issuance of 2,000 shares of Series E Preferred Stock. These shares have a par value of $.10, were priced at $1,000 per share and were sold to accredited investors ("Series E Investors").

This series accrues a 6% cumulative dividend payable in arrears. The dividend is payable in cash or stock at the Company's option. At any time, the Purchasers are entitled to convert the entire face amount of the Series B Preferred Shares, plus accrued and unpaid dividends into common stock. In connection with this placement, warrants to purchase 400,000 shares of common stock at a price of $1.25 per share were issued to the Series E Investors, and was valued at $74,000 in total using the Black Scholes model as discussed in Stock Options, and recorded as a reduction to paid in capital.

An agreement was entered into on January 7, 2000, which would convert all shares of Series A Preferred Stock, Series C Preferred Stock and Series E Preferred Stock and accrued dividends to a new Series G Preferred Stock, which in 7 days would convert to common stock. To induce conversion, the Series G Preferred Shares would be converted based on a common share price of $.30 per share, resulting in the issuance of 17,045,918 shares of common stock. Although the conversion took place in March 2000, the conversion transaction has been reflected in the accompanying statements as though it occurred during 1999. The market price of the Company's common stock was $.27 at December 31, 1999.

SERIES 1 PREFERRED STOCK

On December 2, 1999, the Company was required to issue Series 1 Preferred Stock as part of the 1998 acquisition of Cornell Transcription, Inc. Pre-acquisition liabilities reduced the issuable preferred shares downward by 250 shares, resulting in an adjustment of the purchase price by approximately $250,000. On December 31, 1999, the holders of the preferred shares elected to convert their preferred shares to 1,468,539 shares of common stock.

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


COMMON STOCK

In February 1998, the Company agreed to issue 30,000 shares of common stock to a third party in exchange for consulting services, which shares were issued in June 1998. Based on the fair market value, the Company valued the common stock issuance at approximately $83,000 and recorded the related expense.

On March 6, 1998, the Company issued 98,323 shares of common stock in lieu of cash salaries and bonuses to officers and certain employees. Based on the fair market value of the common stock, the Company recognized approximately $234,000 of related salary expense.

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

During 1999 the Company issued 17,820 shares for services. Based on the fair market value of the common stock, the Company recorded $19,034 of related expense.

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

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


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

In October 1997, both the Plan and the Director Plan were amended by the 1997 Incentive Plan (the "Amended Plan"). The Amended Plan assumed all outstanding stock options granted under the prior plans without modification. The Amended Plan provides for the issuance of stock options, stock appreciation rights, supplemental payments, restricted stock, performance units, performance shares, and other stock-based awards. Designated employees, outside directors, and consultants are eligible to participate. An aggregate of 3,000,000 shares of Common Stock is available for issuance under the Amended Plan. Generally, options granted have ten-year terms and vest and become fully exercisable in three years. Stock options issued under the Amended Plan can be either incentive stock options or nonqualified stock options.

During 1999 and 1998, the Company issued nonqualified stock options under the Amended Plan, which had exercise prices approximate or equal to the fair market value of the Common Stock at the date of grant.

A summary of the Company's stock option activity and related information for 1999 and 1998 follows:

                                                                                        Weighted
                                                                                         Average
                                                                                        Exercise
                                                                    Options               Price
                                                              -------------------   -----------------
                                                              (In thousands, except price per share)
      Outstanding - December 31, 1997                               1,871               $  3.08
      Exercised                                                       (35)              $  2.55
      Granted                                                       1,057               $  1.30
      Forfeited                                                      (781)              $  3.17
                                                                   ------
      Outstanding - December 31, 1998                               2,112               $  2.14
      Exercised                                                       (10)              $  1.00
      Granted                                                       2,108               $  1.07
      Forfeited                                                    (2,720)              $  1.41
                                                                   ------
      Outstanding - December 31, 1999                               1,490               $  1.95
                                                                   ======
      Options exercisable at year-end                                 919               $  1.82
                                                                   ======

                                                                           DECEMBER 31,
                                                                  ------------------------------
                                                                      1999              1998
                                                                  ------------      ------------
      Weighted average fair value of options granted
      during the year                                              $        .82     $       1.36
      Weighted average remaining contractual life                     8.4 YEARS        8.9 Years
      Range of exercise price                                      $.61 - $4.00     $.61 - $2.88

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


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

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
      Risk free interest rate                                5.0%        5.05%
      Dividend yield                                           0%           0%
      Volatility factor                                     1.21          .73
      Weighted average expected life - stock options     3 YEARS      4 Years
      Weighted average expected life - warrants        1.5 YEARS    1.5 Years

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

                                                 YEAR ENDED DECEMBER 31,
                              -------------------------------------------------------------
                                           1999                            1998
                              -----------------------------   -----------------------------
                               AS REPORTED      PRO FORMA      AS REPORTED      PRO FORMA
                              -------------   -------------   -------------   -------------
                                         (in thousands, except price per share)
      Net loss                 $(2,655,913)    $(3,385,625)    $(8,320,519)    $(9,517,608)
      Loss per common share    $     (0.16)    $     (0.24)    $     (0.68)    $     (0.77)

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

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


On November 1, 1997, the Company granted to two consultants options to purchase 150,000 shares of the Company's common stock, each with an exercise price of $4.88. The options were granted in exchange for consulting services. On April 23, 1998, the related consulting agreements were extended in term and the option agreement was modified to provide for immediate vesting of the options. Of the options granted, 100,000 were granted to a board member whose consulting services were devoted to the development of the Company's new transcription related product VoiceCommander99(TM) As a result of these option grants, the Company has recorded $309,000 of deferred consulting expense. The expense was amortized over the life of the agreement that expired on March 31, 1999. The stock options were valued using the Black-Scholes valuation model (assumptions described above). For the years ended December 31, 1999 and 1998, the Company has recognized approximately $62,000 and $247,000 of related expense, respectively.

On June 1, 1998, the Company granted to three consultants options to purchase 382,000 shares of the Company's common stock, each with an exercise price of $1.88. The options were granted in exchange for consulting services. Of the options granted, 250,000 were granted to a board member whose consulting services were devoted to the development of the Company's new transcription related product VoiceCommander99(TM). As a result of these option grants, the Company has recorded $288,000 of deferred consulting expense. The expense is amortizable over the remaining life of the consulting agreements. The stock options were valued using the Black-Scholes valuation model (assumptions described above). For the years ended December 31, 1999 and 1998, the Company has recognized approximately $85,000 and $203,000, respectively, of related expense.

On May 15, 1998, the Company granted to the Company's Medical Advisory Board(the "MAB") options to purchase 255,000 shares of the Company's common stock, each with an exercise price of $2.06. The options were granted in exchange for three years worth of advisory services related to the Company's business efforts in the health care industry. On November 20, 1998 the Company and MAB mutually agreed to disband the MAB, for business reasons. In consideration for the term held by the MAB, the Company modified the previous grant and allowed the members of the MAB to keep fully vested options to purchase 85,000 shares of common stock. All other terms of the option agreements remained the same. As a result of the option grants, the Company has recognized approximately $73,950 of consulting expense. The stock options were valued using the Black-Scholes valuation model (assumptions described above).

In August 1996, the Company granted to officers (and founding stockholders) 250,000 stock warrants with an exercise price of $0.14 per share, and to non-employee directors of the Company 150,000 stock warrants with an exercise price of $0.14. The warrants were granted under the Director Plan discussed above and have a five-year life. At December 31, 1999, 20,000 warrants are outstanding.

On September 16, 1996, the Company entered into a two-year Licensing Agreement with a professional athlete to use his name and likeness in marketing and promotional materials to be produced and published by the Company. Consideration paid for this licensing arrangement was 500,000 shares of Common Stock (included in the total shares outstanding at December 31, 1996) and a warrant to purchase another 500,000 shares at $1.50 per share at any time on or before August 31, 2001. None of the warrants have been exercised as of December 31, 1999.

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

On January 14, 1997 and September 5, 1997, the Company made to a third party two grants of 150,000 and 100,000 warrants, respectively, with an exercise price of $1.60 per share for both grants. The third party was engaged to perform consulting services to the Company during 1997. The Company has recognized $141,000, based on an analysis using the Black-Scholes model.

On February 14, 1997, the Company granted to a third party 50,000 warrants with an exercise price of $3.00 per share. The third party was engaged to perform consulting and promotional services related to the Private Placement completed in August 1997. The Company has recognized $83,500, based on an analysis using the Black-Scholes model. These warrants expired in 1999.

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

On July 21, 1997 the Company granted to a broker of the Private Placement a warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.78. In addition to this, on July 23, 1997, the Company sold to the same broker, for an aggregate price of $100, a warrant to purchase up to 168,750 shares of Common Stock for $1.78 per share. Broker fees of $345,750 were offset against the proceeds of the Private Placement. The broker fees were estimated using the Black-Scholes model. These warrants expired in 1999.

In February 1998, the Company granted to a third party three warrants to purchase 85,000 shares of common stock. The three warrants are structured as follows:

                       Number of
                         Shares
                       Underlying   Exercise
                        Warrant      Price
                       ----------   --------
      First warrant        30,000      $4.00
      Second warrant       25,000      $4.25
      Third warrant        30,000      $4.50

The warrants were granted in exchange for consulting services. Using the Black Scholes model, the Company assessed the fair value of the warrants at $118,700. At December 31, 1998, the Company recorded related expenditures of $94,960 and recognized related deferred expenses of $23,740. These warrants expired in 1999.

On March 11, 1998, the Company granted to a third party a warrant to purchase 150,000 shares of the Company's common stock, with an exercise price of $2.30. The warrant was granted in exchange for their assistance with the private placement of 3,000 shares of Series B Convertible Preferred Stock. As a result of this option grant, the Company recognized approximately $93,000 of expense allocable to paid in capital. The warrant was valued using the Black-Scholes model.

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


On July 22, 1998, the Company granted to an investment banking firm warrants to purchase 500,000 shares of the Company's common stock, with an exercise price of $1.50. The warrants were granted in exchange for their financial advisory services and assistance with private placements. As a result of these warrant grants, the Company has recorded $140,000 of deferred consulting expense. The expense is amortizable over the one-year life of the agreement. For the years ended December 31, 1999 and 1998, the Company recognized approximately $82,000 and $58,000 of consulting expense, respectively. The warrants were valued using the Black-Scholes model.

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

On November 20, 1998, the Company agreed to grant to a third party three warrants. The first warrant grants the option to purchase 150,000 shares of common stock at an exercise price of $1.00. The second warrant grants the option to purchase 100,000 shares of common stock at an exercise price of $2.00. The third warrant grants the option to purchase 100,000 shares of common stock at an exercise price of $3.00. The third party was engaged to perform financial advisory services. As a result of these grants, the Company has estimated and recorded $59,000 of deferred consulting expense, based on an analysis using the Black-Scholes model. The expense is amortizable over the remaining life of the advisory agreement. For the years ended December 31, 1999 and 1998, the Company has recognized approximately $29,000 and $30,000, respectively, of related expense. The warrants were valued using the Black-Scholes model. These warrants expired in 1999.

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

In connection with the sale of the Series D Preferred Stock, on December 31, 1998, the Company granted to the Series D Investors two warrants to purchase common stock. The first and second warrant grant the Series D Investor the option to purchase 1,500,000 and 500,000 shares of the Company's common stock, respectively, at an exercise price of $1.25. The Company has estimated and recorded $720,000 as a reduction to paid in capital, based on an analysis using the Black Scholes model.

In connection with the sale of 2,000 shares of Series D Preferred Stock in 1999, the Company granted to the Series D Investors a warrant to purchase 500,000 shares of the Company's common stock at $1.25 per share. In connection with debt related to the Series D Investors, an additional 1,125,000 warrants were issued in 1999. The Company recorded $394,000 in finance charges, based on an analysis using the Black-Scholes model. As part of the extinguishment transaction, all of the warrants issued to Series D Investors in 1999 and 1998 were forgiven, and a new warrant to purchase 800,000 shares of stock at $.37 per share was issued.

During 1999, in connection with the sale of Series E Preferred Stock, a total of 550,000 warrants to purchase common stock were granted at an exercise price of $1.25. The Company recorded $74,000 as a reduction to paid-in capital, and $42,000 was recorded as finance charges.

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


 A summary of the Company's warrant activity and related information follows:

                                                                                         Weighted
                                                                                          Average
                                                                                         Exercise
                                                                    Warrants               Price
                                                               -------------------   -----------------
                                                               (In thousands, except price per share)
      Outstanding - December 31, 1997                                       1,680         $       1.57
                                                                              (17)        $        .14
      Granted                                                               4,107         $       1.60
      Forfeited                                                              (150)        $       2.30
                                                                     ------------
      Outstanding - December 31, 1998                                       5,620         $       1.58

      Granted                                                               2,975         $       1.01
      Forfeited                                                            (4,379)        $       1.26
                                                                     ------------
      Outstanding - December 31, 1999                                       4,216         $       1.39
                                                                     ============

                                                                                DECEMBER 31,
                                                                     ---------------------------------
                                                                         1999                 1998
                                                                     ------------         ------------
      Weighted average fair value of warrants granted
       during the year                                              $        .33         $       1.41
      Weighted average remaining contractual life                      2.1 YEARS            2.5 Years
      Range of exercise price                                       $.14 - $4.88         $.14 - $4.88

NOTE 9 - EARNINGS PER SHARE

The following table sets forth the computation of basic and dilutive loss per share:

                                                                       1999            1998
                                                                  -------------   -------------
      Numerator:
      Net loss                                                     $(2,655,913)    $(8,320,519)
      Preferred stock dividend                                        (619,595)     (1,161,516)
                                                                   -----------     -----------
      Numerator for basic and diluted earnings per share -
       loss available to Common Stockholders                       $(3,275,508)    $(9,482,035)
                                                                   ===========     ===========
      Denominator:
      Denominator for basic and dilutive earnings per share -
       weighted average shares outstanding                          16,367,383      13,867,732

All outstanding options and warrants are antidilutive and therefore have not been included using the treasury stock method for diluted computation. All potential common shares from conversions of preferred stock are antidilutive and have been excluded from diluted computations.

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


NOTE 10 - INCOME TAXES

At December 31, 1999 and 1998, the Company has net operating loss carryforwards of approximately $14,500,000 and $13,000,600 expiring between 2010 and 2019.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:

                                                        1999           1998
                                                    ------------   ------------
      Deferred tax liabilities:
      Depreciation expense                          $    14,370    $     5,870
      Capitalized research and development                             124,905
                                                    -----------    -----------
      Total deferred tax liabilities                     14,370        130,775
                                                    -----------    -----------
      Deferred tax assets:

      Net operating loss carryforward                 4,914,811      4,420,189
      Research and development credit                   245,894        165,894
      Stock based compensation expense                  560,878        316,831
      Allowance for doubtful accounts                    25,466         11,050
      Other                                               1,169          1,169
                                                    -----------    -----------
      Total deferred tax assets                       5,748,218      4,915,133
                                                    -----------    -----------
      Net deferred tax asset                          5,733,848      4,784,358

      Valuation allowance for deferred tax assets    (5,733,848)    (4,784,358)
                                                    -----------    -----------
      Net deferred taxes                            $              $
                                                    ===========    ===========

The valuation allowance for the full amount of deferred tax assets has been reserved due to uncertainty concerning the Company's ability to utilize the benefit of the net operating loss.

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998


NOTE 11 - NON-CASH TRANSACTIONS

Following is a list of non-cash transactions.

                                                                   FOR THE YEAR ENDED
                                                                      DECEMBER 31,
                                                                  ---------------------
                                                                    1999        1998
                                                                  ---------   ---------
      Preferred stock payable issued in connection with
        acquisitions                                               $975,647  $  708,827
      Capital lease obligations assumed in connection with
        acquisitions                                                 46,894     107,846
      Note payable issued in connection with acquisition            175,000     297,884
      Issuance of common stock for furniture                                     20,300
      Stock dividend payable                                        619,595     156,536
      Stock and warrants issued for services and finance costs      455,744   1,104,430
      Stock issued in lieu of cash compensation                      32,916     346,816
      Warrants issued in connection with bridge financing
       charged to interest expense                                              121,959
      Issuance of Common Stock, Preferred Stock and
       warrants for private placement fees                                      879,225
      Issuance of Preferred Stock in connection with Series D
       Funding                                                                1,000,000
      Deemed Dividend on Series B Preferred                                     852,995
      Preferred stock issued in payment of debt                     498,866
      Conversion of Series A, Series C and Series E and
        related dividend to common stock                            205,575
      Conversion of Series B to common stock                            609
      Writedown of prepaid software resell rights                   329,100
      Common stock issued for dividends                              39,478

NOTE 12 - 401(K) PLAN

The Company has a 401(K) plan, which allows all of the company's employees to participate. The Company does not match any of the employee's contributions.

NOTE 13 - FOREIGN OPERATIONS

The Company had medical transcriptions operations in the Philippines which were sold during 1999.

                        APPLIED VOICE RECOGNITION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

NOTE 14 - JOINT PRODUCT DEVELOPMENT AND DISTRIBUTION AGREEMENT

On December 31, 1997, the Company entered into a joint product development and distribution agreement with Voice It Worldwide ("Voice It"). Both the Company and Voice It agreed to commit technical and financial resources as would have been necessary to carry out the development of a joint product. In connection with this agreement, the Company purchased 471,700 shares of Voice It common stock at a price of $1.06 per share for a total of $500,000 and Voice It purchased 50,000 licenses of VoiceCommander(TM) (formerly known as SpeechCommander) for $1,000,000. Both transactions were reflected in the December 31, 1997 financial statements. The Company believes that Voice It has breached its agreement with the Company by, among other things, failing to make contractually agreed upon payments for the software licenses. Because of this and the lack of success in the joint product development and distribution agreement, and Voice It's Chapter 11 bankruptcy, the Company has abandoned the strategy of joint development and distribution.

During the second quarter of 1998, the collectibility of the receivable due from Voice It was assessed to be uncertain. Because of this, the Company wrote-off the remaining receivable balance of approximately $708,000.

On April 13, 1998, Voice It's common stock was delisted from trading on The Nasdaq Small Cap Market for failure to comply with certain NASDAQ maintenance standards. The common stock of Voice It is now traded on the Over The
Counter Bulletin Board. Subsequent to this event, the market price of Voice It's common stock dropped and has remained at a lower value. Furthermore, in November 1998, Voice It declared Chapter 11 Bankruptcy. Based on these facts, at the end of 1998 the Company deemed its investment in Voice It to be permanently impaired and has recognized a loss of $500,000.

NOTE 15 - VALUE ADDED RESELLER AGREEMENT

On September 30, 1998 the Company entered into a "Value Added Reseller Agreement" ("VAR Agreement") with Lernout & Hauspie Speech Products (L&H). L&H develops and licenses dictation software for use in the health care industry. The VAR Agreement gave the Company rights to a world-wide non-exclusive license of certain software products developed by L&H. On December 27, 1998, this agreement was amended to include additional requirements. In accordance with the amended agreement, the Company prepaid L&H $1,000,000. The entire prepaid amount of $1,000,000 is reflected in the December 31, 1998 financial statements of which $560,000 is classified as long term.

During 1999 the Company made additional payments of $ 300,000. During late 1999, the Company shifted its business focus, discontinuing development of the license related technology. The vendor agreed to exchange the license related payments for rights to produce and resell 3,291 units of a completed market
transcription product.   At December 31, 1999 prepaid software resale rights are
stated at estimated resale value less disposal costs, resulting in a charge to 1999 operations of $329,100.

NOTE 16 - INVESTMENTS

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