Form 10KSB/A
period 1999-12-31
APPLIED VOICE RECOGNITION INC /DE/
filed 2000-05-01
CIK 780882

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                _______________

                                FORM 10-KSB/A-1
   (Mark One)
       [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999.

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  0-23607

                        APPLIED VOICE RECOGNITION, INC.
                (Name of small business issuer in its charter)

         DELAWARE                                      76-0513154
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)


             1717 St. James Place, Suite 242, Houston, Texas     77056
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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the 12 months ended December 31, 1999 were $5,261,810. The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing bid price on the OTC Electronic Bulletin Board on April 28, 2000 of $0.6562 was $9,948,281. As of April 28, 2000, the issuer had 39,451,538 shares of its common stock, par value $.001 per share, outstanding.

     Documents incorporated by reference:  None.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


================================================================================

                               TABLE OF CONTENTS


Item                                                                        Page
----                                                                        ----
                                   PART  III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act............    3
Item 10.      Executive Compensation.......................................    5
Item 11.      Security Ownership of Certain Beneficial Owners
              and Management...............................................    8
Item 12.      Certain Relationships and Related Transactions...............   10

                                   PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table provides information concerning each executive officer and director of the Company as of the date hereof:

        NAME                  Age                  Position
-------------------------   ------ --------------------------------------------

Timothy J. Connolly           47   President and Chairman of the Board
H. Russel Douglas             47   Chief Technology Officer
Jackson L. Nash               55   Chief Financial Officer and Secretary
Mark E. Navarro               35   Chief Accounting Officer, Controller,
                                   and Treasurer
J. William Boyar              49   Director
James S. Cochran, M.D.        56   Director
Daniel Dornier                38   Director
N. Rudy Garza                 41   Director

TIMOTHY J. CONNOLLY has served as Chairman of the Board of the Company since August 1996. From August 1996 to July 1999, Mr. Connolly also served as the Company's Chief Executive Officer and President. As of December 20, 1999, Mr. Connolly was again made President of the Company. Mr. Connolly founded Applied Voice Technology, LP (the Company's predecessor) in November 1994 and served as its managing partner until August 1996. In 1984, Mr. Connolly formed Post Oak Financial Corporation, an investment and mortgage-banking firm, and served as President of that corporation until October 1994. Mr. Connolly graduated from Texas A&M University with an undergraduate degree in Marketing and Management, and a Masters Degree in Business Administration.

H. RUSSEL DOUGLAS served as Vice President of Research and Development/Chief Technology Officer and as a director of the Company from August 1996 through December 1999. Following a brief stint with Lernout & Hauspie Speech Products, N.V. starting in January 2000, Mr. Douglas returned to the Company in April 2000 as Chief Technology Officer. Mr. Douglas was employed by Applied Voice Technology, LP from August 1995 through August 1996. From 1989 through August 1995, Mr. Douglas was a senior manager of Legent Corporation, an international computer software company, where Mr. Douglas was responsible for development and worldwide support of Legent's systems product line. Mr. Douglas began developing voice applications in 1986 as Vice President of Research and Development of VOTEK, an early voice applications company based in Ontario, Canada. Mr. Douglas received a BSC Degree in Economics and Commerce in 1977 from the Royal Military College of Canada, and a Masters Equivalent in Organizational Management in 1981 from the Canadian Military Staff School.

JACKSON L. NASH has served as Chief Financial Officer and Secretary of the Company since February 2000. Mr. Nash was Vice President and Chief Financial Officer of Windsor Frozen Food Company, Ltd. from June 1996 to March 1999, and Vice President, Chief Financial Officer and Secretary of Trans American Refining Corporation during 1994 and 1995. Mr. Nash was with Ernst & Young for twenty years, leaving the firm as an Audit Partner in 1992 to become an independent consultant.

MARK E. NAVARRO has served as Chief Accounting Officer, Controller and Treasurer since October 1997. From October 1996 to September 1997, Mr. Navarro was the Account Manager at eCommlink, Inc. From August 1994 to September 1996, Mr. Navarro was the Manager of Planning and Analysis for Kelsey Seybold, P.C., a healthcare clinic. From August 1989 to July 1994, Mr. Navarro was a manager with KPMG Peat Marwick.

J. WILLIAM BOYAR has been a director of the Company since August 1997. Mr.Boyar has been a shareholder in the firm of Boyar, Simon & Miller, P.C. since 1990. Boyar & Miller, P.C. represents the Company as outside counsel on various legal matters. Mr. Boyar has been practicing corporate and real estate law since 1976. Mr. Boyar received his undergraduate degree from Tulane University, and his Law Degree from Tulane University School of Law.

DANIEL DORNIER has served on the Company's Board of Directors since September 1998. From August 1991 to June 1993, Mr. Dornier was an Investment Banker with SBC-Warburg Dillon Reed. From June 1993 to June 1995, he served as a Private Investment Manager for various companies owned by the Dornier family. From 1995 to the present, Mr. Dornier has served as President of Dornier Capital Advisors, where he manages investment portfolios for high net worth individuals in Europe and in the United States.

JAMES S. COCHRAN, M.D. has served on the Company's Board of Directors since February 1999. Since 1978, Dr. Cochran has been practicing medicine with Urology Specialists & Associates, a private practice of eight physicians in Dallas Texas. Dr. Cochran also holds a position as Clinical Instructor in Urology at the University of Texas Southwestern Medical School as well as the Chief Medical Officer of Physicians Data Corp and Ultrasight, Inc. In addition to being a member of numerous professional societies such as the American Urological Association, the American Medical Association and the American Fertility Society, among others, he is also a member of several National Advisory Boards including Prime Medical Inc. and Indigo, Inc. Dr. Cochran is the former president of the medical/dental staff of Presbyterian Hospital of Dallas and is Chairman of the Urology Process Improvement Committee.

N. RUDY GARZA has been a director of the Company since September 1999. From 1983 to 1996, Mr. Garza served as Vice President and Chief Executive Officer and as a civil and environmental engineering company and was involved in mergers, acquisitions and the raising of equity. In 1996, Mr. Garza founded G-51 Capital, LLC and has served as its President since then. Mr. Garza is a seed and early stage venture capitalist specializing in Texas centric Internet and software companies.

     There are no family relationships among the directors and officers of the company. None of the directors receive any compensation or reimbursement of out-of-pocket expenses to attend board meetings. However, all board members are eligible to receive stock options pursuant to the 1997 Incentive Plan.


     Each officer of the Company serves at the discretion of the Board of Directors, subject to the terms of his employment agreement, if any, and is eligible to receive stock options pursuant to the 1997 Incentive Plan. See Item 10 "Executive Compensation" below, for a discussion of the Company's employment agreements.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the equity securities of the Company to file initial reports of ownership and reports of changes in ownership of the Common Stock with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports they file. The Company is aware that some 10% shareholders, officers and directors have been late in filings.

ITEM 10. EXECUTIVE COMPENSATION

     Summary of Compensation. The following table provides certain summary information concerning compensation paid or accrued during the fiscal years ended December 31, 1999, 1998 and 1997 to the Company's Chief Executive Officer and to each of the other most highly compensated executive officers during the fiscal year ended December 31, 1999 (the "Named Executive Officers"):

Summary of Compensation Table:

                                               Annual Compensation(1)                              Long-Term Compensation
                           ------------------------------------------------------------- ------------------------------------------
                                                                                             Securities
    Name and Principal                                             Other  Annual            Under-lying             All Other
         Position                Year    Salary  ($)   Bonus ($)   Compensation ($)        Options/Sars (#)       Compensation ($)
------------------------        ------  ------------   ---------   --------------------   -------------------    ------------------
Eric A. Black (3)                1999    104,167         25,000                                1,500,000 (4)
Chief Executive Officer

Timothy J. Connolly              1999    250,000        109,250
Chairman of the Board            1998    224,417 (5)                     11,605 (2)
                                 1997    157,833         24,399           9,433 (2)                  500 (7)

Robin P. Ritchie (3)             1999    161,665
Chief Operating Officer          1998     50,000                                                 300,000 (6)

H. Russell Douglas               1999    178,675         15,020
Chief Technology Officer         1998    188,401 (5)                      9,000 (2)              110,000
                                 1997    113,500                          7,500 (2)              100,500 (7)


Richard A. Cabrera (3)           1999    103,979         25,000                                  210,000 (4)
Chief Financial Officer

Milton A. Speigelhaur (3)        1999    159,842                                                 150,000 (6)
Vice-President of                1998
  Marketing and Sales

Mark E. Navarro                  1999     72,500          4,925
Controller                       1998     72,500
                                 1997     15,105

(1) Amounts exclude perquisites and other personal benefits because such compensation did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each executive officer.
(2)  This amount includes commissions and car allowance, if pertinent.
(3) On December 20, 1999, Mr. Black, Mr. Ritchie, Mr. Cabrera, and Mr. Spiegelhauer agreed to terminate their employment contracts with the Company upon the Company's reorganization.
(4)  These options were granted in connection with the employment contracts of
     Mr. Black and Mr. Cabrera.   The vested and unvested shares of these
     options were forfeited upon the termination of their employment contracts.
(5) This amount includes 32,143 and 21,429 shares of common stock issued to Timothy J. Connolly and H. Russel Douglas, respectively, in lieu of cash salaries. The value of this amounted to $76,001 and $51,001, respectively.
(6)  These options were granted in connection with the employment contracts of
     Mr. Ritchie and Mr. Spiegelhauer.   The unvested shares of these options
     were forfeited upon the termination of their employment contracts. With respect to the vested shares, the Company agreed to extend the exercisable period for an additional three years from December 20, 1999.
(7) The Company granted options to purchase 500 shares of common stock in December of 1997 as a holiday bonus.

Option Grants/SAR in Last Fiscal Year:

                                                          INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------------------------------------------------------
                                     Number of                  % of total
                                     securities                options/SAR's
                                     underlying                 granted to
                                    option/SAR's               employees in             Exercise or base
        Name                          granted                  fiscal year               price ($/share)          Expiration date
----------------------        ----------------------      ---------------------       --------------------    ----------------------
Eric A. Black      (1)            1,500,000                     71.14%                      $1.03                      8/2/09

Richard A. Cabrera (1)              210,000                      9.96%                      $1.25                     4/15/09

(1) On December 20, 1999 Erick A. Black's and Richard A Cabrera's employment contracts terminated in connection with the Company's reorganization. Upon termination, the Company and Mr. Black and Mr. Cabrera mutually agreed to forfeit the vested and unvested shares of the option grants.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year Ended Option Values.

     The following table provides certain information with respect to options exercised during the fiscal year ended December 31, 1999 by the Chief Executive Officer and each of the Named Executive Officers listed in the preceding tables:

                                                             Number of Securities Underlying
                               Shares                        Unexercised Options at Fiscal     Value of Unexercised In-the-Money
                            Acquired on        Value                  Year-End (#)                Options at Fiscal Year-End ($)
        Name               Exercise  (#)     Realized ($)    Exercisable      Un-Exercisable     Exercisable (1)  Un-exercisable (1)
---------------------     -------------   ----------------  ---------------------------------  ------------------------------------
Eric A. Black         (2)       --             --                --                  --               --               --

Timothy J. Connolly             --             --                333                 167              --               --

Robin P. Ritchie      (3)       --             --            140,625                  --

H. Russel Douglas               --             --            100,000             110,000              --               --
                                                                 333                 167              --               --

Richard A. Cabrera    (2)       --             --                 --                  --              --               --

Milton A. Spiegelhaur (3)       --             --             66,667                  --              --               --

Jackson L. Nash                 --             --                                     --              --               --

Mark E. Navarro                 --             --             33,000              10,000

(1) The value for these options is not presented because the fair market value price of the Company's common stock is less than the option price.
(2) During 1999, Eric A. Black and Richard A. Cabrera were granted 1,500,000 and 210,000 shares, respectively, in connection with their employment agreements. On December 20, 1999, Mr. Black's and Mr. Cabrera's contracts terminated as the result of the Company's reorganization. Upon termination, the Company and Mr. Black and Mr. Cabrera mutually agreed to forfeit the vested and unvested shares of the option grants.
(3) On December 20, 1999, Robin P. Ritchie's and Milton A. Spiegelhauer's employment contracts terminated in connection with the Company's
     reorganization.   Upon termination, the Company and Mr. Ritchie and Mr.
     Spiegelhauer mutually agreed to forfeit the unvested shares of the option grants. With respect to the vested shares, it was mutually agreed to extend the life of these for an additional three years from December 20, 1999.

EMPLOYMENT AGREEMENTS WITH KEY PERSONNEL

     On July 1, 1997, the Company entered into an employment agreement with Timothy J. Connolly, the Company's Chief Executive Officer. On August 2, 1999, the employment agreement was amended to reflect Mr. Connolly's sole position as Chairman of the Board. As of December 20, 1999, Mr. Connolly was also named President of the Company. The initial term of the contract expires December 31, 2001. Thereafter, the contract will be automatically extended for successive one-year periods unless terminated by Mr. Connolly or the Company. According to the agreement, Mr. Connolly will receive an annual base salary of $250,000 for 2000. On February 1, 2000 and effective as of January 1, 2000, the Company and Mr. Connolly amended his employment agreement again to allow him to receive a portion of his $250,000 base salary and unreimbursed expenses for 2000, up to a maximum of $186,750, in the Company's common stock at a 35% discount to the current market price. Further, the amended employment agreement allows Mr. Connolly, at his option, to be paid additional shares of common stock in lieu of his future cash salary on terms agreeable to Mr. Connolly and the Company. In addition to the base salary, Mr. Connolly is entitled to receive an annual bonus. The annual bonus is determined at the beginning of each year and is contingent upon Mr. Connolly's ability to meet certain performance criteria. Mr. Connolly is entitled to receive 100% of the base salary under his contract if a change of control occurs as defined in his contract.

     On August 2, 1999, the Company entered into an employment agreement with Eric A. Black, the Company's former Chief Executive Officer. This employment agreement was terminated effective December 20, 1999, pursuant to the terms of the Asset Purchase Agreement between the Company, Lonestar Medical Transcription USA, Inc., L&H Investment Company, N.V. and Lernout & Hauspie Speech Productions, N.V. dated effect as of December 20, 1999 (the "Asset Purchase Agreement").

     On April 1, 2000, the Company entered into an employment agreement with H. Russel Douglas, the Company's Chief Technology Officer. The initial term of the contract is to expire on September 30, 2000. According to the agreement, Mr. Douglas will receive an annual base salary of $131,247 for 2000. In addition to the base salary, Mr. Douglas is entitled to receive a quarterly bonus. The quarterly bonus is equal to 6-1/4% of the base salary and is contingent upon Mr. Douglas' ability to meet certain performance criteria. In accordance with the agreement, Mr. Douglas is also entitled to participate in the Company's 1997 Incentive Plan.

     On May 1, 1997, the Company entered into an employment agreement with William T. Kennedy, the Company's former Chief Financial Officer. On April 1, 1999, Mr. Kennedy resigned from the Company to pursue other interests.

     On April 15, 1999, the Company entered into an employment agreement with Richard A. Cabrera, the Company's former Chief Financial Officer. This employment agreement was terminated effective December 20, 1999, pursuant to the terms of the Asset Purchase Agreement.

     On August 31, 1998, the Company entered into an employment agreement with Milton A. Spiegelhauer as the Company's VP of Sales and Marketing. The initial term of the contract was to expire on August 31, 2001. During the term of the agreement, Mr. Spiegelhaur received an annual base salary of approximately $141,000. On December 20, 1999, the employment agreement was terminated. On February 25, 2000, Mr. Spiegelhaur was issued 200,440 shares of the Company's common stock for payment of the remainder of his six months severance payable pursuant to the terms of his employment agreement.

     On August 1, 1998, the Company entered into an employment agreement with Robin P. Ritchie as the Company's Chief Operating Officer. The term of the agreement is effective until terminated by either the employer or employee. The initial term of the contract was to expire on July 31, 2002. During the term of the agreement, Mr. Ritchie received an annual base salary of $150,000. On December 20, 1999, the employment agreement was terminated. On March 1, 2000, Mr. Ritchie was issued 197,802 shares of the Company's common stock for payment of the remainder of his six months severance payable pursuant to the terms of his employment agreement.

     On February 14, 2000, the Company entered into a letter agreement with Jackson L. Nash as the Company's Chief Financial Officer. The term of the agreement is effective until terminated by either the employer or the employee. The contract provides for payment on an hourly basis for the performance of certain tasks.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, derived from the Company's transfer records, filings with the Securities and Exchange Commission and other public information, regarding the beneficial ownership of the Company's Common Stock as of April 1, 2000 by: (i) each person who is known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each of the named executive officers and directors, and
(iii) all directors and executive officers as a group.



                                                NUMBER OF SHARES OF COMMON STOCK   BENEFICIAL OWNERSHIP %
   NAME AND ADDRESS OF BENEFICIAL OWNERS (1)        BENEFICIALLY OWNED (2)              OF SHARES
--------------------------------------------  ---------------------------------- ------------------------

Greenwhich AG                                            6,756,483 (3)                    18.22%
     25 Field Point Drive
     Greenwhich Connecticut 06830

Voice Technologies Partners Ltd                          5,590,000 (4)                    14.37%

Entrepreneurial Investors Limited                        5,545,939                        14.26%
   Citibank Building, Second Floor
   East Mall Drive
   P.O. Box F-42544
   Freeport, Bahamas

Timothy J. Connolly                                      4,715,431 (4) (5)                12.03%

Jan Carson Connolly                                      4,715,431 (4) (6)                12.03%

Daniel Dornier                                           2,185,994 (7)                     5.60%
   25 Field Point Drive
   Greenwhich, Connecticut 06830

H. Russel Douglas                                        1,556,980 (4) (8)                 3.98%

Rudy Garza                                                 191,667 (9)                     0.49%
     401 West 29th Street
     Austin, Tx 78705

J. William Boyar                                           181,667 (10)                    0.47%
   Boyar, Simon, & Miller
   4265 San Felipe, Suite 1200
   Houston, Texas 77027

James S. Cochran, M.D.                                      98,167 (11)                    0.25%
   Urology Specialist & Associates
   8210 Walnut Hill Lane #208
   Dallas, Texas 75231

Jackson L. Nash, CPA                                        20,833 (12)                    0.05%
     3131 Tangley
     Houston, Tx 77005

(1) Except as otherwise indicated, the addresses for the above-referenced persons are at the Company.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchanges Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 25, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.
(3) Includes 400,000 shares of Common Stock issuable upon exercise of currently exercisable warrants in connection with the Bridge Loan Agreement.
(4) Mr. Connolly has voting and disposition control over the shares of Common Stock owned by Voice Technologies Partners, L.P., by virtue of owning all of the outstanding stock of Voice Technologies Management Corp., the managing general partner of Voice Technologies Partners, L.P. Ms. Carson Connolly and Mr. Douglas also own partnership interests in Voice Technologies Partners, Inc., either in their individual capacities or through other entities in which they have ownership interests.
(5) Includes 176,662 shares of Common Stock issuable upon exercise of currently exercisable warrants in connection with the Bridge Loan Agreements and employee and director stock options. Also includes 2,077,712 shares of Common Stock and warrants beneficially owned by his wife, Jan Carson Connolly.
(6) Includes 60,416 shares of Common Stock issuable upon exercise of currently exercisable warrants in connection with the Bridge Loan Agreement. Also includes 2,637,719 shares of Common Stock beneficially owned by her husband, Timothy J. Connolly.
(7) Includes 91,111 shares of Common Stock issuable upon exercise of director stock options. In addition, Mr. Dornier beneficially owns 1,013,472 shares and 60,000 shares of the common stock and warrant holdings, respectively, of Greenwhich AG.
(8) Includes 215,333 shares of Common Stock issuable upon exercise of employee stock options.
(9) Includes 191,667 shares of Common Stock issuable upon exercise of currently exercisable warrants in connection with Bridge Loan Agreements and director stock options.
(10) Includes 171,666 shares of Common Stock issuable upon exercise of director stock options.
(11) Includes 98,167 shares of Common Stock issuable upon exercise of director stock options.
(12) Includes 20,833 shares of Common Stock issuable upon exercise of employee options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 22, 2000, the Company entered into a one-time oral agreement with N. Rudy Garza one of the Company's Directors. The agreement included a fee of $10,000 to provide consulting services relating to the review of the Company's business plan.

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

     During 1999 the Company made additional payments of $300,000. During late 1999, the Company shifted its business focus, discontinuing development of the license related technology. The vendor agreed to exchange the license related payments for rights to produce and resell 3,291 units of a completed market transcription product. At December 31, 1999 prepaid software resale rights are stated at estimated resale value less disposal costs, resulting in a charge to 1999 operations of $329,100.

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

     On December 31, 1998, the Company entered into a Series D Preferred Stock and warrant purchase agreement to sell up to 5,000 share of Series D Convertible Preferred Stock to LHIC. Two Lernout & Hauspie executives, Jo Lernout and Thomas Denys, were appointed to the Board of Directors on February 8, 1999 and resigned as of December 20, 1999, pursuant to the Company's reorganization. The preferred shares have a par value of $.10 and were priced at $1,000 per share. This agreement is broken down into three closings of 2,000 shares, 1,000 shares and 2,000 shares. Each closing was subject to the Company meeting certain financial and/or operational targets. The first closing of 2,000 shares was completed on December 31, 1998. The second closing was completed on January 14, 1999, and the final closing was completed on March 15, 1999. As of December 20, 1999, the shares were cancelled pursuant to an Asset Purchase Agreement between the Company and the LHIC among others.

     During 1999, the Company paid Boyar & Miller, P.C. a total of $450,905 in legal fees and expenses for legal work performed as outside counsel to the Company. J. William Boyar, a director of the Company, is a shareholder, director and the Chairman of Boyar & Miller. The payments represented 8.56% of Boyar & Miller's gross revenues for 1999.

     On August 18, 1999, the Company entered into a Series E Preferred Stock purchase agreement to sell up to 2,000 shares of Series E Convertible Preferred Stock for $2,000,000 to Greenwich, AG of which Daniel Dornier is a director. The preferred shares have a par value of $.10 and were priced at $1,000 per share.

     Pursuant to an Asset Purchase Agreement dated January 7, 2000 and effective as of December 20, 1999, the Company sold the net assets and contracts of its medical transcription service operations based in New York, New Jersey, Houston, Texas and Manila the Philippines for approximately $8.5 million to Lonestar Medical Transcription USA, Inc. ("Lonestar"), a Delaware corporation and a wholly-owned subsidiary of L&H Investment Co., N.V., a Belgium company ("LHIC"), and to LHIC, who was a preferred stockholder in the Company prior to the consummation of this transaction. Additionally, Lonestar and LHIC will obtain non-exclusive rights to the Company's VoiceCommander 99 code. Two LHIC executives, Jo Lernout and Thomas Denys, were appointed to the Board of Directors on February 8, 1999 and resigned as of December 20, 1999 pursuant to the Company's reorganization.

     In November 1999, the Company entered into a Convertible Promissory Note and Warrant Purchase Agreement, as amended, with a G-51 Capital an affiliate of
N. Rudy Garza. The note has a stated principal amount of $250,000 and bears interest at 9%. The note is secured by a security interest in certain assets of the Company. The note is convertible into Common Stock at a price of $.37 common share. The conversion price is adjustable downward based on the pricing of future common stock issues or issuances of subsequent convertible issues with more favorable conversion terms. Contingent warrants may be issuable as a result of future equity transactions.

     The $8.5 million purchase price consisted of the forgiveness of a $2.0 million promissory note held by Lernout & Hauspie Speech Products, N.V., a Belgium company and an affiliate of LHIC ("LHSP"), the forgiveness of a $1.5 million promissory note held by LHIC, and the retirement of $5.0 million in Series D Preferred Stock held by LHIC. The Company will also convert warrants held by LHIC to purchase approximately 3.5 million shares of the Company's common stock at $1.25 per share into warrants to purchase 800,000 shares of the Company's common stock at $0.37 per share.

     In addition to the purchase price, Lonestar agreed to assume certain employment contracts including those of Eric A. Black, President and Chief Executive Officer of the Company, and Richard A. Cabrera, Chief Financial Officer and Secretary of the Company. Mr. Black and Mr. Cabrera resigned their positions at the Company, effective as of December 20, 1999. The Company agreed to release Mr. Black and Mr. Cabrera from the non-compete clauses of their employment contracts.

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

     On February 11, 2000, we entered into a Stock Exchange Agreement with the holders of the our Series C Preferred Stock, which includes Daniel Dornier and certain of his relatives (the "Series C Investors") to exchange their shares of preferred stock for shares of Series G Preferred Stock based on the primary terms set forth in a Letter Agreement dated January 7, 2000. Those terms included the Series G Preferred Stock having a reduced conversion price with a mandatory conversion provision that requires the Series G shares to be converted into our common stock within seven days of their issuance. The effective result being the resetting of the conversion price for the Series C Preferred Stock from $1.00 to $.30, followed by the prompt conversion of the preferred stock into our common stock. On March 1, 2000 and March 23, 2000 the Series C Investors converted their 153,538 shares into 15,353.8 shares of Series G Preferred Stock. Upon conversion, the holders of the Series C Preferred Stock received stock dividends amounting to 287.34 shares of Series G Preferred Stock. On March 8, 2000, 14,516.68 shares of those Series G Preferred Stock were converted into 4,838,894 shares of our common stock, and on March 30, 2000, the remaining 1,124.458 were converted into 374,819 shares of our common stock.

     On February 11, 2000, we entered into a Stock Exchange Agreement with the Greenwich AG to exchange its shares of Series E Preferred Stock for shares of Series G Preferred Stock based on the primary terms set forth in a Letter Agreement dated January 7, 2000. Those terms included the Series G Preferred Stock having a reduced conversion price with a mandatory conversion provision that requires the Series G shares to be converted into our common stock within seven days of their issuance. The effective result being the resetting of the conversion price for the Series E Preferred Stock from $1.00 to $.30, followed by the prompt conversion of the preferred stock into our common stock. On March 23, 2000, Greenwich AG conversion, Greenwich AG received stock dividends amounting to 269.448 shares of Series G Preferred Stock. On March 8, 2000, those 20,269.448 shares of Series G Preferred Stock were converted into 6,756,483 shares or our common stock.

     The Company's Series B Convertible Preferred Stock was converted into approximately 570,000 shares of the Company's Common Stock as required by the Certificate of Designation as of March 11, 2000. The 570,000 shares includes accrued dividends through date of conversion.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act and Rule 12b-15 promulgated, the Registrant caused this Amendment No. 1 to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 1, 2000
                              APPLIED VOICE RECOGNITION, INC.


                              By: /s/ Timothy J. Connolly
                                 __________________________
                                   Timothy J. Connolly
                                   President and Chairman