Form 10QSB
period 2000-03-31
APPLIED VOICE RECOGNITION INC /DE/
filed 2000-05-15
CIK 780882

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

   [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 0-23607


                        APPLIED VOICE RECOGNITION, INC.
   (Exact name of small business issuer as specified in its charter)

             DELAWARE                                    76-0513154
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

                 1717 St. James, Suite 242, Houston, TX  77056
                    (Address of principal executive offices)


                                 (713) 621-3131
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.
YES [X]       NO [_]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF May 15, 2000: 41,051,418

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
YES [_] NO [X]

================================================================================

                        APPLIED VOICE RECOGNITION, INC.
                                 DBA E-DOCS.NET


                               TABLE OF CONTENTS

                                                                                                                      Page
                                                                                                                 ------------

PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheet as of March 31, 2000..................................................       4

                Consolidated Statements of Operations for the three months ended March 31, 2000 and
                 March 31, 1999..................................................................................       5

                Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and March 31,
                 1999............................................................................................       6

                Notes to Unaudited Consolidated Financial Statements.............................................       7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations............       9

PART II         OTHER INFORMATION

Item 1.         Legal Proceedings................................................................................      13

Item 2.         Changes in Securities............................................................................      13

Item 5.         Other Information................................................................................      15

Item 6.         Exhibits and Reports on Form 8-K.................................................................      15

Signatures.......................................................................................................      18

                                    PART I.
                             FINANCIAL INFORMATION

This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements as to estimates, expectations, beliefs, plans, and objectives concerning the Company's future financial and operating performance, and as included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding the Company's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations and acquisitions. The forward looking statements are subject to assumptions and beliefs based on current information known to the Company and factors that are subject to uncertainties, risk and other influences, which are outside the Company's control, and could yield results differing materially from those anticipated. The ability to achieve the Company's expectations is contingent upon a number of factors which include (i) availability of sufficient capital and capital market conditions,
(ii) the Company's ability to produce and market its products in the healthcare transcription industry, (iii) effect of any current or future competitive products, (iv) ongoing cost of research and development activities, and (v) the retention of key personnel. "e-DOCS.net(TM)" is our trademarks. This report may contain trademarks and service marks of other companies.

ITEM 1.  FINANCIAL STATEMENTS

                APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                 DBA E-DOCS.NET
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                          MARCH 31, 2000       DECEMBER 31, 1999
                                                                     --------------------     -------------------
                         ASSETS
Current Assets
    Cash and cash equivalents                                            $      1,093,467         $        53,529
    Accounts receivable, net                                                      303,521                 258,668
    Other receivable                                                                    -                 747,137
    Inventory                                                                       4,434                      20
    Deposits and prepaid expenses                                                  18,344                   6,054
    Deferred expense                                                              167,092                       -
                                                                         ----------------         ---------------

        TOTAL CURRENT ASSETS                                                    1,586,858               1,065,408
                                                                         ----------------         ---------------
PROPERTY AND EQUIPMENT, NET                                                       692,262                 858,492
                                                                         ----------------         ---------------
OTHER ASSETS
   Prepaid software rights                                                        970,900                 970,900
   Other intangibles, net                                                         435,969                 447,310
   Goodwill, net                                                                  495,760                 504,899
                                                                         ----------------         ---------------
        TOTAL OTHER ASSETS                                                      1,902,629               1,923,109
                                                                         ----------------         ---------------
        TOTAL ASSETS                                                     $      4,181,749         $     3,847,009
                                                                         ================         ===============
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Trade payables                                                       $        255,362         $       365,639
    Accrued expenses                                                            1,002,919               1,167,416
    Stock dividend payable                                                              -                 246,774
    Current portion of preferred stock payable                                    320,887                 474,000
    Note payable to related party                                                 250,000                 250,000
    Current portion of capital lease obligation                                    64,354                  64,354
    Current portion of long term debt                                              65,977                  65,977
                                                                         ----------------         ---------------
        TOTAL CURRENT LIABILITIES                                               1,959,499               2,634,160

Preferred stock payable, net of current portion                                   683,460                 683,460
Capital lease liability, net of current portion                                   239,424                 279,670
Long-term debt, net of current portion                                             47,054                 141,091
                                                                         ----------------         ---------------
        TOTAL LIABILITIES                                                       2,929,437               3,738,381
                                                                         ----------------         ---------------
STOCKHOLDERS' EQUITY
    Preferred stock, $.10 par value, 2,000,000 shares authorized
        Series B -                                                                      -                     168
        Series 2 -                                                                     64                      50
    Common stock, $.001 par, 50,000,000 shares authorized,                         38,808                  35,269
    Paid in capital                                                            19,741,893              18,199,066
    Accumulated deficit                                                       (18,528,453)            (18,125,925)
                                                                         ----------------         ---------------
        TOTAL STOCKHOLDERS' EQUITY                                              1,252,312                 108,628
                                                                         ----------------         ---------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $      4,181,749         $     3,847,009
                                                                         ================         ===============

           See Notes to Unaudited Consolidated Financial Statements.

                APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                 DBA E-DOCS.NET
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                Three Months Ended March 31
                                                ---------------------------
                                                   2000             1999
                                                ----------      -----------
Revenue:

  Medical Transcription                          $ 607,375      $   749,169
  Consulting, hardware, software and related             -          469,949
                                                 ---------      -----------
     TOTAL REVENUE                                 607,375        1,219,118

Cost of Sales:

  Medical Transcription                            472,285          500,745
  Consulting, hardware, software and related             -           52,567
                                                 ---------      -----------
     GROSS MARGIN                                  135,090          665,806

Operating expenses:

  Marketing and sales                               12,156          169,292
  General and administrative                       500,535        1,525,327
  Research and development                          13,752          263,241
                                                 ---------      -----------
     OPERATING LOSS                               (391,353)      (1,292,054)

Other income (expense):

  Rental income                                          -            3,600
  Gain on disposal of asset                              -            4,003
  Other income (expense)                            (1,330)               -
  Interest income                                        -           11,961
  Interest expense                                 (67,000)         (46,833)
                                                 ---------      -----------
     TOTAL OTHER INCOME (EXPENSE)                  (34,291)         (27,269)

Net loss                                         $(459,683)     $(1,319,323)
                                                 =========      ===========


Statement of comprehensive loss:
  Comprehensive loss                             $(459,683)     $(1,319,323)
                                                 =========      ===========
Basic and diluted loss per share                 $   (0.01)     $     (0.09)
                                                 =========      ===========

           See Notes to Unaudited Consolidated Financial Statements.

                APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                 DBA E-DOCS.NET
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)


                                                                               THREE MONTHS ENDED MARCH 31,
                                                           -------------------------------------------------------------------
                                                                        2000                                    1999
                                                           --------------------------            -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(459,683)                             $(1,319,323)
Adjustments to reconcile net loss
 to cash provided by (used in) operating activities:
  Accretion of interest on preferred stock payable                    37,097                                        -
  Depreciation and amortization                                       80,101                                  122,575
  Gain on disposal of asset                                                -                                   (4,003)
  Amortization of deferred compensation                               59,144                                        -
 Changes in operating assets and liabilites:
  Accounts receivable                                                (44,853)                                (599,346)
  Other receivable                                                   747,137                                        -
  Inventory                                                           (4,414)                                 (21,038)
  Other assets                                                       (12,290)                                (110,147)
  Deferred revenues                                                        -                                  (26,500)
  Accounts payable and accruals                                      (15,476)                                (336,251)
                                                                  ----------                               ----------
    Net cash provided by (used in) operating activites               386,763                               (2,294,033)

CASH FLOW FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions                                               -                                 (490,000)
  Purchase of equipment                                              (19,799)                                (105,516)
  Capitalizes software costs                                         (18,896)                                       -
                                                                  ----------                              -----------
    Net cash used by investing activities                            (38,695)                                (595,516)

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                                -                                3,000,000
  Proceeds from sales and leaseback arrangement                            -                                  240,000
  Proceeds from the exercise of common stock options
   and warrants                                                      826,153                                   10,000
  Debt and capital lease repayment                                  (134,283)                                (534,833)
                                                                  ----------                              -----------
    Net cash provided by financing activities                        691,870                                2,715,167

NET INCREASE (DECREASE) IN CASH                                    1,039,938                                 (174,382)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                 53,529                                1,377,913
                                                                 -----------                              -----------
  End of period                                                  $ 1,093,467                              $ 1,203,531
                                                                 ===========                              ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for dividends                             189,606
  Issuance of common stock for accrued liabilities                   113,350
  Payment of preferred stock payable in common stock                 190,210
  Issuance of common stock for deferred compensation                 226,893

               APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                dba e-DOCS.net
                     Footnotes to the Financial Statements
                                  (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Applied Voice Recognition, Inc., a Delaware corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (the "SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1999, as reported in the Form 10-KSB, have been omitted.

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

Since the Company's announcement of its restructuring on January 7, 2000, liquidity has significantly improved. Gross revenues averaging $200,000 per month have been achieved, and warrants and options have been exercised, resulting in net proceeds to the Company of approximately $825,000 as of March 31, 2000. Management believes current resources are adequate for the development costs of the e-Docs Physician's Network (EPN) as well as the Company's working capital needs through December 31, 2000.

It will be necessary for the Company to raise additional capital for the rollout of EPN intended to occur in the fourth quarter of 2000. While management is confident capital is available, there are no assurances that the necessary capital can be obtained.

Certain reclassifications have been made to prior year balances in order to be consistent with current year presentation.

2. E-DOCS PHYSICIAN NETWORK (EPN)

The e-DOCS Physician Network (EPN) is a secure, browser based document handling system for physician offices, currently under development by e-DOCS.net. It will encrypt, store and retrieve patient records, both medically transcribed and the Physicians' own hand written notes. The EPN will be provided on an Application Service Provider basis for a quarterly fee paid by the Physician. A selection of other services requested by Physicians and their staff will also be available on the EPN.

A contract has been signed with Intel Authentication Services to provide the American Medical Association (AMA) digital credential for Physicians using the EPN. This will enhance the security of the EPN and provide users with up-to-date information from the AMA for enhanced protection of documents.

               APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                dba e-DOCS.net
                     Footnotes to the Financial Statements
                                  (unaudited)

A contract has been signed with Thought Interactive of Austin, Texas to develop the EPN. The EPN development is currently proceeding on time and under budget. The EPN is expected to be in Beta testing in July 2000 and in general release by September 2000. Nine contracts with national service providers to the medical community are currently under negotiation, and the Company expects to announce selected participants over the next few weeks.

3. STOCKHOLDERS' EQUITY

Effective as of March 11, 2000 the then remaining 920 shares of Series B Preferred Stock and related accrued dividends of $96,759 were automatically converted into 560,766 shares of common stock.

On February 23, 2000, the Company issued 1,911 shares of Series 2 Preferred Stock as planned deferred purchase price payments for transcription company acquisitions. These shares were subsequently converted into 115,755 shares of Common Stock.

All other change in securities discussed in Part II, Item 1 had previously been reflected in the December 31, 1999 financial statements included in Form 10KSB.

4. COMMITMENTS AND CONTINGENCIES

The Company was obligated to register the shares issued in the acquisition of Cornell Transcription, Inc. on or before December 31, 1999. The Company was unable to register these shares on a timely basis and entered into an agreement granting the Company an extension until August 15, 2000 to register the shares. The Company has agreed to pay interest of 1% per month based on the market value of the securities to be registered. The market value is calculated using the average final transaction price for the 30 day period prior to May 5, 2000. The agreed market value of the securities is $1,523,240. In addition, warrants to purchase 118,500 shares of Common Stock at $1.04 per share were issued as additional compensation for the registration delay. The market value of the warrants and an estimate of interest to be incurred through August 15, 2000 was included in accrued liabilities at December 31, 1999. If the Company does not complete the registration by August 15, 2000, the interest rate increases to 1.5% per month, and for each day until registration, additional warrants to purchase 3,300 common shares will be issued.

4.  EARNINGS PER SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

OVERVIEW

e-DOCS' current revenue is derived from the out-sourced medical transcription of patient records for physicians, clinics and hospitals through its wholly owned subsidiary e-DOCS Health Care Information Systems ("EDOCS HCIS"). Our current customer base includes approximately 1,200 physicians in six states.

After ten months of usage by physicians, we recognized that the voice recognition component of our previous product, VoiceCOMMANDER 99 was not generating the cost and labor savings previously believed possible. However, the market clearly indicated a preference for a browser-oriented tool for Internet-based transcription and medical records storage services. Utilizing the experience gained from our first Internet-based service, VoiceCOMMANDER 99, we have begun development of our next generation browser-based service, titled e-DOCS Physician Network.

While we continue to provide outsource medical transcription services, we are developing the EPN, through our wholly-owned subsidiary the e-DOCS Physician Network, Inc., as a medically centric, business-to-business application service provider. The EPN will provide a secure, browser-based document handling solution directed at the independent transcription company and the nation's 475,000 clinical physicians, 70% of whom practice in groups of five or less. We are utilizing our experience in previously acquiring eight independent transcription companies to provide a common technology platform to these independent, capital-deficient businesses.

The EPN will be designed to become the standard technology platform for the independent transcription company and the individual practicing physician. It is being developed in response to a need identified by our existing customer base for a simple, secure document handling solution to the daily needs of the medical services community.

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

The basic browser based service will be provided to the physician at no cost. The EPN will offer secure, long-term, HIPAA-compliant document storage for a monthly subscription fee. Other services anticipated to be provided include a basic online medical record, including the capture of the physician's handwritten patient notes without scanning. Our study of 42 practices throughout Texas and Colorado showed that only one in fourteen physicians currently use an electronic medical record entry system. The remainder rely on handwritten patient notes. Our research indicates many physicians prefer a simple document solution that does not alter the way the physician practices medicine. Additionally, cost reductions in medicine demand an approach based on usage, rather than large, up-front investments.

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

The Company's Revenue is derived primarily from its wholly owned subsidiary e-Docs Health Care Information Services (EDOCS HCIS). For the first time in the Company's history, EDOCS HCIS was profitable for the three months ending March 31, 2000 (before the allocation of corporate general and administrative expense).

REVENUES

Our primary source of revenues originated from the sale of transcription services. During the three months ended March 31, 1999, we also generated $469,949 in revenues from the sale of bundled products comprised of software and hardware. Net transcription service revenues decreased to $607,375 for the three months ended March 31, 2000, a decrease of $141,794 from 1999. The decrease is primarily attributable to the sale of the net assets and contracts of certain of the Company's medical transcription services effective December 20, 1999.

COST OF SALES

Cost of sales for medical transcription consists primarily of labor costs. Cost of sales for Medical transcription decreased $28,460, as a result of the reduced transcription revenues. Related gross margin on medical transcription services was $135,090, resulting in a gross margin on transcription services of 22% compared to 31% in 1999. The decreased gross margin primarily reflects increases in labor costs resulting from a shortage in skilled medical transcriptionists.

Cost of sales for bundled products in 1999 was $52,567 and related gross margin was $417,382.

MARKETING AND SALES EXPENSE

Marketing and sales expense consists primarily of marketing and sales salaries and commissions and advertising/promotional expenditures. Marketing and sales expense decreased to $12,156 for the three months ended March 31, 2000, down approximately $157,000 from 1999. The decrease is the direct result of our increased focus on the transcription business. The transcription industry does not require significant marketing efforts.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense is comprised primarily of compensation and related expenditures for administrative and executive personnel, professional fees associated with legal, consulting, and accounting services, and general corporate overhead. General and administrative expense decreased for the three months ended March 31, 2000 to $500,535, a decrease of approximately $1,025,000 from 1999. The increase was primarily attributable to decreases in compensation, legal & accounting fees, travel and consulting in 2000 related to the decreased level of operations, and reflecting in 1999 a high level of acquisition related activities.

Compensation decreased by approximately $450,000 from the comparative quarter ended March 31, 1999. The decrease reflected the headcount decreases for disposed operations, as well as a reduction in corporate office staff from 35 to seven.

Legal and accounting fees decreased by approximately $150,000 and consulting fees decreased by approximately $250,000 compared to the same quarter in 1999. The first quarter of 1999 reflected significant professional fees as a result of ongoing acquisition activities. The company has cutailed their acquisition policy with an emphasis on internal growth of their transcription business and development of the EPN.

Travel related costs decreased approximately $100,000 for the three months ended March 31, 2000 to the comparative period in 1999. Significant acquisition activities and a larger network of transcription companies in 1999 were the primary reasons for the decrease.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of personnel costs including salaries, benefits and consultant costs related to the research and preliminary development efforts on new software products. Research and development expense decreased to $13,752 in the three months ended March 31, 2000, down approximately $250,000 from 1999. The decrease in research and development costs is attributable to our change in business focus from software development to transcription service provider. During 2000 the Company capitalized approximately $35,000 in development costs related to the e-DOCS Physicians Network (EPN). In 1999 no development costs were capitalized. Development costs associated with the EPN will largely be incurred in the second and third quarters of 2000.

Through the period ended March 31, 2000, we have incurred operating losses, since our inception, of approximately $22.4 million. To date, our operations have not been profitable and there is no assurance that they will become profitable in the future. Significant acquisitions and dispositions in 1999 distort the comparability between periods and as to future operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 the Company had cash and cash equivalents of $1,093,467 and a working capital deficiency of $372,641. This compares to cash and cash equivalents of $53,529 and a working capital deficiency of $1,568,752 at December 31,1999. The increase in working capital of approximately $1,194,453 is attributable to: cash received from exercise of stock options and warrants of approximately $825,000; approximately $370,000 from issuance of common stock reflected as a liability in the December 31, 1999 financial statements; and offset by current year operating losses.

Our cash position, less known commitments and contingencies, plus outside financing received through March 31, 2000, plus cash generated from operations for the balance of fiscal year 2000 should be adequate to fund our on-going operations and fund the development of the EPN. Although we should have improved operating results, we will still require substantial additional capital during fiscal 2000 to implement and market the EPN once its development is complete.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material legal proceedings to which e-DOCS is a party or of which any of its property is the subject other than ordinary, routine claims incidental to e-DOCS' business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The following sales of unregistered securities occurred during the three months ended March 31, 2000, and through May 15, 2000 (the date of this filing), in private transactions, which e-DOCS relied on the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), unless otherwise indicated:

COMMON STOCK. On January 7, 2000, the Company issued Lonestar Medical Transcription USA, Inc., in accordance with the Asset Purchase Agreement between the Company and Lonestar Medical Transcription dated effective December 20, 1999, a warrant to purchase 800,000 unregistered shares of the Company's Common Stock at an exercise price of $0.37 per share subject to adjustment. The shares are also subject to a Registration Rights Agreement dated effective December 20, 1999. Lonestar Medical Transcription USA, Inc. performed a cashless exercise of the warrant on May 15, 2000 and has been issued 533,813 shares of Common Stock.

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

SERIES D PREFERRED STOCK. Effective December 20, 1999, the Company sold the net assets and contracts of certain of the Company's medical transcription service operations to Lonestar Medical Transcription USA, Inc. ("Lonestar"). The parent of Lonestar, L&H Investment Co., N.V. was the Series D Preferred Stock Holder prior to the sale. In exchange for the sale, the Series D Preferred Stock Holder retired all of its holdings in Series D Preferred Stock, which amounted to $5 million. In addition to this, the Series D Preferred Stock Holder also forgave $3.5 million in debt; $94,360 of accrued interest; $318,458 of accrued, unpaid dividends; and converted warrants to purchase 3.5 million shares of the Company's common stock at $1.25 a share to warrants to purchase 800,000 shares of the Company's common stock at $.37 share.

SERIES C PREFERRED STOCK. On February 11, 2000, we entered into a Stock Exchange Agreement with the holders of the our Series C Preferred Stock (the "Series C Investors") to exchange their shares of preferred stock for shares of Series G Preferred Stock based on the primary terms set forth in a Letter 13 Agreement dated January 7, 2000. Those terms included the Series G Preferred Stock having a reduced conversion price with a mandatory conversion provision that requires the Series G shares to be converted into our common stock within seven days of their issuance. The effective result being the resetting of the conversion price for the Series C Preferred Stock from $1.00 to $.30, followed by the prompt conversion of the preferred stock into our common stock. On March 1, 2000 and March 23, 2000 the Series C Investors converted their 153,538 shares into 15,353.8 shares of Series G Preferred Stock. Upon conversion, the holders of the Series C Preferred Stock received stock dividends amounting to 287.34 shares of Series G Preferred Stock. On March 8, 2000, 14,516.68 shares of those Series G Preferred Stock were converted into 4,838,894 shares of our common stock, and on March 30, 2000, the remaining 1,124.458 were converted into 374,819 shares of our common stock. We relied upon the exemption provided by
Section 3(a)(9) under the Securities Act for these issuances.

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

ITEM 5.  OTHER INFORMATION

On May 3, 2000, the Company entered into a Forbearance Agreement with each of Hillel Bronstein, Stuart Szpicek, and Yaniv Dagan relating to the issuance of 575 shares of the Company's convertible Series 1 Preferred Stock to Cornell Transcription, Inc. as part of the purchase price under the terms of the Asset Purchase Agreement between the AVRI Health Care Information Services, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and Cornell Transcription, Inc., a New York corporation of which Mr. Bronstein, Mr. Szpicek, and Mr. Dagan are shareholders. The terms of the Forbearance Agreements require Mr. Bronstein, Mr. Szpicek, and Mr. Dagan to not exercise any enforcement rights or remedies under, or with respect to, the Asset Purchase Agreement resulting from the Company's inability to register the shares of the Company's Common Stock underlying the Series 1 Preferred Stock until the earlier of when the Common Stock is registered or August 15, 2000.

As consideration for the forbearance, the Company will (i) grant Mr. Bronstein warrants to purchase 118,750 shares of Common Stock, grant Mr. Szpicek warrants to purchase 118,750 shares of Common Stock, and grant Mr. Dagan warrants to purchase 12,500 shares of Common Stock, and (ii) pay interest to each of Mr. Bronstein, Mr. Szpicek and Mr. Dagan at a rate of 1% per month on the cash value of the shares of Common Stock held by, and owed to under the Forbearance Agreements, Mr. Bronstein, Mr. Szpicek and Mr. Dagan through the expiration of the forbearance period. In addition, the Company has paid the legal fees of Mr. Bronstein and Mr. Szpicek totaling $40,000.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS.

EXHIBIT      DESCRIPTION OF EXHIBIT
-------      ----------------------

2.1 Asset Purchase Agreement between the Company and Lonestar Medical Transcription USA, Inc. and L&H Investment Co., N.V., dated January 7, 2000, to be effective as of December 20, 1999 (Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with the Commission on January 24, 2000, is incorporated herein by reference).

3.1 Certificate of Designation for the Series G Preferred Stock (Exhibit 3.10 to the Company's Form 10-KSB for the period ended December 31, 1999, as filed with the Commission on March 30, 2000, is incorporated herein by reference).

*4.1 Warrant Agreement issued to Lonestar Medical Transcription USA, Inc. dated effective as of December 20, 1999.

*4.2 Registration Rights Agreement between the Company and Lonestar Medical Transcription USA, Inc., dated January 7, 2000, to be effective as of December 20, 1999.

5.1 Opinion of Porter & Hedges, L.L.P. with respect to legality of securities (Exhibit 5.1 to the Company's Form S-8 (No. 333-31040) as filed with the Commission on February 24, 2000).

10.1 Stock Exchange Agreement between the Company and Entrepreneurial Investors, Ltd. dated January 20, 2000 (Exhibit 10.39 to the Company's Form 10-KSB for the period ended December 31, 1999, as filed with the Commission on March 30, 2000, is incorporated herein by reference).

10.2 Stock Exchange Agreement between the Company and the holders of the Company's Series C Preferred Stock dated February 11, 2000 (Exhibit 10.40 to the Company's Form 10-KSB for the

               APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                dba e-DOCS.net
                     Footnotes to the Financial Statements
                                  (unaudited)

       period ended December 31, 1999, as filed with the Commission on March 30, 2000, is incorporated herein by reference).

10.3 Stock Exchange Agreement between the Company and Greenwich AG dated February 11, 2000 (Exhibit 10.41 to the Company's Form 10-KSB for the period ended December 31, 1999, as filed with the Commission on March 30, 2000, is incorporated herein by reference).

10.4 Agreement with Respect to Termination of Employment by and between the Company, Richard A. Cabrera, and Lonestar Medical Transcription USA, Inc. dated effective as of December 20, 1999 (Exhibit 10.42 to the Company's Form 10-KSB for the period ended December 31, 1999, as filed with the Commission on March 30, 2000, is incorporated herein by reference).

10.5 Agreement with Respect to Termination of Employment by and between the Company, Eric A. Black, and Lonestar Medical Transcription USA, Inc. dated effective as of December 20, 1999 (Exhibit 10.43 to the Company's Form 10-KSB for the period ended December 31, 1999, as filed with the Commission on March 30, 2000, is incorporated herein by reference).

10.6 First Amended and Restated Employment Agreement between the Company and Timothy J. Connolly dated effective as of January 1, 2000 (Exhibit 4.1 to the Company's Form S-8 (No. 333-31040) as filed with the Commission on February 24, 1999).

10.7 First Amended and Restated Employment Agreement between the Company and Milton A. Spiegelhauer dated effective as of January 1, 2000 (Exhibit 4.2 to the Company's Form S-8 (No. 333-31040) as filed with the Commission on February 24, 1999).

10.8 First Amended and Restated Employment Agreement between the Company and Robin P. Ritchie dated effective January 1, 2000 (Exhibit 4.3 to the Company's Form S-8 (No. 333-31040) as filed with the Commission on February 24, 1999).

10.9 First Amended and Restated Employment Agreement between the Company and Robin P. Ritchie dated effective January 1, 2000 (Exhibit 4.3 to the Company's Form S-8 (No. 333-31040) as filed with the Commission on February 24, 1999).

10.10 Consulting Agreement between the Company and Jackson L. Nash dated February 8, 2000 (Exhibit 10.47 to the Company's Form 10-KSB for the period ended December 31, 1999, as filed with the Commission on March 30, 2000, is incorporated herein by reference).

*10.11 Amendment II to Value Added Reseller Agreement between the Company and
       Lernout & Hauspie Speech Products, N.V. executed January 7, 2000, to be effective as of December 20, 1999.

*10.12 Technology License Agreement between the Company and Lonestar Medical
       Transcription USA, Inc. dated January 7, 2000, to be effective as of December 20, 1999.

*10.13 Medical Transcription Services Agreement between the Company and
       Lonestar Medical Transcription USA, Inc. dated January 7, 2000, to be effective as of December 20, 1999.

*10.14 Employment Agreement between the Company and H. Russel Douglas dated effective as of April 1, 2000.

*10.15 Forbearance Agreement between the Company, e-DOCS Health Care
       Information Services, Inc., Hillel Bronstein, and Cornell Transcription, Inc. dated May 4, 2000.

*10.16 Warrant Agreement issued by the Company to Hillel Bronstein dated May 4,
       2000.

*10.17 Forbearance Agreement between the Company, e-DOCS Health Care Information
       Services, Inc. and Stuart Szpicek dated May 4, 2000.

*10.18 Warrant Agreement issued by the Company to Stuart Szpicek dated
       May 4, 2000.

*10.19 Forbearance Agreement between the Company, e-DOCS Health Care
       Information Services, Inc., and Yaniv Dagan dated May 4, 2000.

*10.20 Warrant Agreement issued by the Company to Yaniv Dagan dated
       May 4, 2000.

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

               APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                dba e-DOCS.net
                     Footnotes to the Financial Statements
                                  (unaudited)

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

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2000.


                                        APPLIED VOICE RECOGNITION, INC.


                                         /s/ Jackson Nash
                                        --------------------------------
                                        Jackson Nash
                                        Chief Financial Officer and Secretary
                                        (on behalf of the registrant)