Form 10QSB
period 2000-06-30
APPLIED VOICE RECOGNITION INC /DE/
filed 2000-08-21
CIK 780882

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED June 30, 2000

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 0-23607


                        APPLIED VOICE RECOGNITION, INC.
       (Exact name of small business issuer as specified in its charter)

              DELAWARE                                   76-0513154
   (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

                 1770 St. James, Suite 116, Houston, TX  77056
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

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF August 14, 2000: 40,393,293

  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
  YES [ ] NO [X]

================================================================================

                        APPLIED VOICE RECOGNITION, INC.
                                DBA E-DOCS.NET

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet as of June 30, 2000.....................   4

        Consolidated Statements of Operations for the three and six months
        ended June 30, 2000 and June 30, 1999..............................   5

        Consolidated Statements of Cash Flow for the six months ended
        June 30, 2000 and June 30,1999.....................................   6

        Notes to Unaudited Consolidated Financial Statements...............   7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................   9

PART II OTHER INFORMATION

Item 1. Legal Proceedings Proceedings......................................  12

Item 2. Changes in Securities..............................................  12

Item 5. Other Information..................................................  13

Item 6. Exhibits and Reports on Form 8-K...................................  13

Signatures.................................................................  14

                                    PART I.
                             FINANCIAL INFORMATION

  This report includes "forward looking statements" within the meaning of
  Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements as to estimates, expectations, beliefs, plans, and objectives concerning the Company's future financial and operating performance, and as included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding the Company's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations and acquisitions. The forward looking statements are subject to assumptions and beliefs based on current information known to the Company and factors that are subject to uncertainties, risk and other influences, which are outside the Company's control, and could yield results differing materially from those anticipated. The ability to achieve the Company's expectations is contingent upon a number of factors which include (i) availability of sufficient capital and capital market conditions, (ii) the Company's ability to produce and market its products in the healthcare transcription industry, (iii) effect of any current or future competitive products, (iv) ongoing cost of research and development activities, and (v) the retention of key personnel. "e-DOCS.net(TM)" is our trademark. This report may contain trademarks and service marks of other companies.

ITEM 1.  FINANCIAL STATEMENTS

               APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                DBA E-DOCS.NET
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                 JUNE 30, 2000    DECEMBER 31, 1999
                                ASSETS                           -------------    -----------------
Current Assets
  Cash and cash equivalents                                      $    399,340     $     53,529
  Accounts receivable, net of allowance of $74,900                    478,049          258,668
  Other receivable                                                          -          747,137
  Deposits and prepaid expenses                                         3,550            6,074
  Deferred expense                                                    101,466                -
                                                                 ------------     ------------
   TOTAL CURRENT ASSETS                                               982,405        1,065,408

PROPERTY AND EQUIPMENT, NET                                           648,019          858,492

OTHER ASSETS
 Prepaid software rights                                              970,900          970,900
 EPN software development costs                                       207,320                -
 Other intangibles, net                                               422,835          447,310
 Goodwill, net                                                        488,881          504,899
                                                                 ------------     ------------
   TOTAL OTHER ASSETS                                               2,089,936        1,923,109
                                                                 ------------     ------------
   TOTAL ASSETS                                                  $  3,720,360     $  3,847,009
                                                                 ============     ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade payable                                                  $    343,770     $    365,639
  Accrued expenses                                                    915,649        1,167,416
  Stock dividend payable                                                    -          246,774
  Current portion of preferred stock payable                          473,543          474,000
  Note payable to related party                                       250,000          250,000
  Current portion of capital lease obligation                          71,915           64,354
  Current portion of long term debt                                    58,333           65,977
                                                                 ------------     ------------
    TOTAL CURRENT LIABILITIES                                       2,113,210        2,634,160

 Preferred stock payable, net of current portion                      327,894          683,460
 Capital lease liability, net of current portion                      241,699          279,670
 Long-term debt, net of current portion                                58,334          141,091
                                                                 ------------     ------------
    TOTAL LIABILITIES                                               2,741,137        3,738,381
                                                                 ------------     ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par value, 2,000,000
   shares authorized
    Series B -                                                              -              168
    Series 2 -                                                            297               50
  Common stock, $.001 par, 50,000,000 shares
   authorized, 39,616,793 outstanding                                  39,617           35,269
  Paid in capital                                                  20,160,716       18,199,066
  Accumulated deficit                                             (19,221,407)     (18,125,925)
                                                                 ------------     ------------
    TOTAL STOCKHOLDERS' EQUITY                                        979,223          108,628
                                                                 ------------     ------------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                        $  3,720,360     $  3,847,009
                                                                 ============     ============

      See Notes to Unaudited Consolidated Financial Statements.

                APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                 DBA E-DOCS.NET
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                  Three Months Ended June 30,       Six Months Ended June 30,
                                                 -----------------------------   -------------------------------
                                                      2000            1999           2000            1999
                                                    --------       ----------    -----------    --------------
Revenue:

 Medical Transcription                              $614,016       $1,131,741    $ 1,221,390    $ 1,880,910
 Consulting, hardware, software and related                -                -              -        469,949
                                                    --------       ----------    -----------    -----------
  TOTAL REVENUE                                      614,016        1,131,741      1,221,390      2,350,859

Cost of Sales:

 Medical Transcription                               466,225          795,170        938,510      1,295,915
 Consulting, hardware, software and related                -                -              -         52,567
                                                    --------       ----------    -----------    -----------
  GROSS MARGIN                                       147,791          336,571        282,880      1,002,377

Operating expenses:

 Marketing and sales                                  14,571          179,750         19,436        349,042
 General and administrative                          720,548        2,414,192      1,228,954      3,939,519
 Research and development                                  -          232,624         13,172        495,865
                                                    --------       ----------    -----------    -----------
  OPERATING LOSS                                    (587,328)      (2,489,995)      (978,682)    (3,782,049)

Other income (expense):

 Other income (expense)                                   74          (66,002)        (1,256)       (58,399)
 Interest income                                       7,823            8,873         15,448         20,834
 Interest expense                                    (56,368)        (243,023)      (130,992)      (289,856)
                                                   ---------      -----------    ------------   -----------
    TOTAL OTHER INCOME (EXPENSE)                     (48,471)        (300,152)      (116,800)      (327,421)
                                                   ---------      -----------    ------------   -----------
Net loss                                           $(635,799)     $(2,790,147)   $(1,095,482)   $(4,109,470)
                                                   =========      ===========    ===========    ===========


  Statement of comprehensive loss:
   Comprehensive loss                              $(635,799)     $(2,790,147)   $(1,095,482)   $(4,109,470)
                                                   =========      ===========    ===========    ===========
  Basic and diluted loss per share                 $   (0.02)     $     (0.18)   $      (.03)   $     (0.27)
                                                   =========      ===========    ===========    ===========

       See Notes to Unaudited Consolidated Financial Statements.

               APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                DBA E-DOCS.NET
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)


                                                               SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                  2000           1999
                                                              -----------    -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(1,095,482)   $(4,109,740)
  Adjustments to reconcile net loss
   to cash provided by (used in) operating activities:
    Accretion of interest on preferred stock payable               67,520        207,077
    Depreciation and amortization                                 164,819        285,661
    Amortization of deferred compensation                         125,426              -
    Other                                                                         38,445
   Changes in operating assets and liabilites:
    Accounts receivable                                          (219,381)      (760,142)
    Other receivable                                              747,137              -
    Other                                                           2,524        192,763
    Accounts payable and accruals                                  79,336       (332,371)
                                                              -----------    -----------
      Net cash provided by (used in) operating activites         (128,101)    (3,813,295)

  CASH FLOW FROM INVESTING ACTIVITIES:
    Cash paid for acquisitions                                          -       (736,857)
    Purchase of equipment                                         (40,261)      (321,533)
    Capitalized software development costs                       (207,320)             -
                                                                ---------      ---------
      Net cash used by investing activities                      (247,581)    (1,058,390)

  CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock                           -      2,700,000
    Proceeds from issuance of debt and warrants                                1,742,529
    Proceeds from the exercise of common stock options
     and warrants                                                 842,304         10,000
    Debt and capital lease repayment                             (120,811)      (600,773)
                                                              -----------    -----------
      Net cash provided by financing activities                   721,493      3,851,756

  NET INCREASE (DECREASE) IN CASH                                 345,811     (1,019,929)

  CASH AND CASH EQUIVALENTS:
    Beginning of period                                            53,529      1,377,913
                                                              -----------    -----------
    End of period                                             $   399,340    $   357,984
                                                              ===========    ===========

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

Since the Company's announcement of its restructuring on January 7, 2000, liquidity has significantly improved. Gross revenues averaging $200,000 per month have been achieved, and warrants and options have been exercised, resulting in net proceeds to the Company of approximately $842,000 as of June 30, 2000. Management believes current resources and additional financing commitments are adequate to fund the development costs of the e-Docs Physician's Network (EPN) as well as the Company's working capital needs through December 31, 2000.

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

The Company has a contract with Thought Interactive of Austin, Texas to develop the EPN. The Coding has been completed, with Beta testing scheduled for September and general release in October. The Company is negotiating contracts with national service providers to the medical community. Agreements completed include: VERISIGN to provide internet trust services for secure e-commerce; PROFESSIONAL MEDICAL Insurance Services (PMIS), which would allow EPN members to receive discounts of up to 25% on their malpractice insurance; MEDCAREERS.COM, which features the largest online database of healthcare jobs on the internet; FIRST BANK OF BEVERLY HILLS to provide an array of services to secure and protect EPN transactions; and MAPQUEST and ACCUWEATHER.

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

In May 2000, the Company issued 163,583 shares of common stock as required by the Forebearance Agreement.

In May 2000, the Company issued and held in escrow 2,333 shares of Series II Preferred Stock. The shares were part of the planned deferred payments for the acquisition of A Word Above, Inc.

In May 2000, the Company issued 572,132 shares of common stock to Lonestar Medical Transcription USA, Inc. in a cashless exercise of a warrant to purchase 800,000 shares of the Company's common stock.

In May 2000, the Company issued 58,000 shares of common stock as contingent purchase price for the acquisition of PRN Transcription, Inc.

All other change in securities discussed in Part II, Item 1 had previously been reflected in the December 31, 1999 financial statements included in Form 10KSB.

4. COMMITMENTS AND CONTINGENCIES

A Registration Statement of Form SB-2 became effective on August 12, 2000, registering for resale 21,210,176 shares of the Company's common stock. This included the shares required to be registered pursuant to various agreements, including an extension agreement with Cornell Transcription, Inc.

5. EARNINGS PER SHARE

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

While we continue to provide outsource medical transcription services, we are developing the EPN, through our wholly-owned subsidiary the e-DOCS Physician Network, Inc., as a medically centric, business-to-business application service provider. The EPN will be designed to provide a secure, browser-based document handling solution directed at the independent transcription company and the nation's 475,000 clinical physicians, 70% of whom practice in groups of five or less. We are utilizing our experience in previously acquiring eight independent transcription companies to provide a common technology platform to these independent, capital-deficient businesses.

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

REVENUES

Our primary source of revenues originated from the sale of transcription services. During the six months ended June 30, 1999, we also generated $469,949 in revenues from the sale of bundled products comprised of software and hardware. There were no sales of bundled products in the three months ended June 30, 2000 or 1999. Net transcription service revenues decreased to $614,016 for the three months ended June 30, 2000 and $1,221,390 for the six months ended June 30, 2000, a decrease of $517,125 and $659,520 respectively from the comparable periods in 1999. The decrease is primarily attributable to the sale of the net assets and contracts of certain of the Company's medical transcription services effective December 20, 1999.

COST OF SALES

Cost of sales for medical transcription consists primarily of labor costs. Cost of sales for medical transcription decreased $328,945 and $357,405 for the three and six months periods ending June 30, 2000, respectively as compared to the same period in 1999, as a result of the reduced transcription revenues. Related gross margin on medical transcription services for the three and six months ending June 30, 2000 was $147,791 and $282,880, resulting in a gross margin on transcription services of 24% and 23%, compared to 30% and 31% for the comparative periods in 1999.The decreased gross margin primarily reflects increases in labor costs resulting from a shortage in skilled medical transcriptionists.

Cost of sales for bundled products for the six months ended June 30, 1999 was $52,567 and related gross margin was $417,382.

MARKETING AND SALES EXPENSE

Marketing and sales expense consists primarily of marketing and sales salaries and commissions and advertising/promotional expenditures. Marketing and sales expense decreased to $14,571 and $19,436 for the three and six months ended June 30, 2000, down approximately $165,000 and $330,000 for the comparative periods in 1999. The decrease is the direct result of our increased focus on the transcription business. The transcription industry does not require significant marketing efforts.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense is comprised primarily of compensation and related expenditures for administrative and executive personnel, professional fees associated with legal, consulting, and accounting services, and general corporate overhead. General and administrative expense decreased for the three and six months ended June 30, 2000 to $720,548 and $1,228,954, a decrease of approximately $1,690,000 and $2,710,000 from the same periods in 1999. The decrease was primarily attributable to decreases in compensation,legal & accounting fees, travel and consulting in 2000 related to the decreased level of operations, and reflecting in 1999 a high level of acquisition related activities.

Compensation for the three and six months ended June 30, 2000 decreased by approximately $700,000 and $1,075,000 from the same periods in 1999. The decrease reflected the headcount decreases for disposed operations, as well as a reduction in corporate office staff from 35 to seven.

Legal and accounting fees for the three and six months ending June 30, 2000 decreased by approximately $400,000 and $550,000 and consulting fees for the same periods decreased by approximately $60,000 and $325,000 all as compared to the similar periods in 1999. The first half of 1999 reflected significant professional fees as a result of ongoing acquisition activities. The company has curtailed its acquisition policy with an emphasis on internal growth of its transcription business and development of the EPN.

Travel related costs decreased approximately $60,000 and $150,000 for the three and six months ended June 30, 2000 to the comparative period in 1999. Significant acquisition activities and a larger network of transcription companies in 1999 were the primary reasons for the decrease.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of personnel costs including salaries, benefits and consultant costs related to the research and preliminary development efforts on new software products. Research and development expense decreased to $0 and $13,172 for the three and six months ended June 30, 2000, down approximately $232,000 and $482,000 from the comparative periods in 1999. The decrease in research and development costs is attributable to our change in business focus from software development to a transcription service provider. During 2000 the Company capitalized approximately $207,000 in development costs related to the e-DOCS Physicians Network (EPN). In 1999 no development costs were capitalized. Development costs associated with the EPN will largely be incurred in the second and third quarters of 2000.

Through the period ended June 30, 2000, we have incurred operating losses, since our inception, of approximately $23.1 million. To date, our operations have not been profitable and there is no assurance that they will become profitable in the future. Significant acquisitions and dispositions in 1999 distort the comparability between periods and as to future operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000 the Company had cash and cash equivalents of $399,340 and a working capital deficiency of $1,130,085. This compares to cash and cash equivalents of $53,529 and a working capital deficiency of $1,568,752 at December 31,1999. The increase in working capital of approximately $438,000 is attributable to: cash received from exercise of stock options and warrants of approximately $825,000; approximately $370,000 from issuance of common stock reflected as a liability in the December 31, 1999 financial statements; and offset by current year operating losses.

We believe our cash position, less known commitments and contingencies, plus outside financing received and additional financing commitments plus cash generated from operations should be adequate to fund our on-going operations and fund the development of the EPN through December 31, 2000. Although we should have improved operating results, we will still require substantial additional capital during fiscal 2001 to implement and market the EPN.

Our capital requirements will depend on many factors, including, cash flow from operations, additional working capital requirements, additional product development expenses and capital expenditures. To the extent that existing resources are insufficient to fund our operations in the short- or long-term, we will need to raise additional funds through public or private financings. We may not be able to raise additional financing on terms favorable to us or to our stockholders without substantial dilution of their ownership and rights. If we are unable to raise sufficient funds to satisfy either short- or long-term requirements, there would be substantial doubt as to our ability to continue as a going concern. We may be required to significantly curtail our operations, sell our transcription operations, significantly alter our business strategy, forego market opportunities or obtain funds through arrangements with strategic partners or others that may require us to relinquish material rights to certain of our technologies or potential markets.



                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material legal proceedings to which e-DOCS is a party or of which any of its property is the subject other than ordinary, routine claims incidental to e-DOCS' business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The following sales of unregistered securities occurred during the six months ended June 30, 2000, and through August 21, 2000 (the date of this filing), in private transactions, which e-DOCS relied on the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), unless otherwise indicated:

COMMON STOCK. On January 7, 2000, the Company issued Lonestar Medical Transcription USA, Inc., in accordance with the Asset Purchase Agreement between the Company and Lonestar Medical Transcription dated effective December 20, 1999, a warrant to purchase 800,000 unregistered shares of the Company's Common Stock at an exercise price of $0.37 per share subject to adjustment. The shares are also subject to a Registration Rights Agreement dated effective December 20, 1999. Lonestar Medical Transcription USA, Inc. performed a cashless exercise of the warrant on May 15, 2000 and has been issued 572,132 shares of Common Stock. These shares were subsequently registered in a Form SB-2 Registration statement effective August 11, 2000.

ITEM 5.  OTHER INFORMATION

On May 3, 2000, the Company entered into a Forbearance Agreement with each of Hillel Bronstein, Stuart Szpicek, and Yaniv Dagan relating to the issuance of 575 shares of the Company's convertible Series 1 Preferred Stock to Cornell Transcription, Inc. as part of the purchase price under the terms of the Asset Purchase Agreement between the AVRI Health Care Information Services, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and Cornell Transcription, Inc., a New York corporation of which Mr. Bronstein, Mr. Szpicek, and Mr. Dagan are shareholders. The terms of the Forbearance Agreements require Mr. Bronstein, Mr. Szpicek, and Mr. Dagan to not exercise any enforcement rights or remedies under, or with respect to, the Asset Purchase Agreement resulting from the Company's inability to register the shares of the Company's Common Stock underlying the Series 1 Preferred Stock until the earlier of when the Common Stock is registered or August 15, 2000. The affected shares were registered on August 11, 2000.

As consideration for the forbearance, the Company (i) granted Mr. Bronstein warrants to purchase 118,750 shares of Common Stock, granted Mr. Szpicek warrants to purchase 118,750 shares of Common Stock, and granted Mr. Dagan warrants to purchase 12,500 shares of Common Stock, and (ii) accrued interest to each of Mr. Bronstein, Mr. Szpicek and Mr. Dagan at a rate of 1% per month on the cash value of the shares of Common Stock held by, and owed to under the Forbearance Agreements, Mr. Bronstein, Mr. Szpicek and Mr. Dagan through the expiration of the forbearance period. In addition, the Company paid the legal fees of Mr. Bronstein and Mr. Szpicek totaling $40,000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS.

    All exhibits except for the schedule 27.1 were filed with the Company's 10-QSB for the quarter ending March 31, 2000 or the Company's 10-KSB for the year ended December 31, 1999 and are incorporated by reference and not included herein.

  EXHIBIT      DESCRIPTION OF EXHIBIT
  -------      ----------------------

    10.1 Employment Agreement between the Company and H. Russel Douglas dated effective as of April 1, 2000.

    10.2 Forbearance Agreement between the Company, e-DOCS Health Care Information Services, Inc., Hillel Bronstein, and Cornell Transcription, Inc. dated May 4, 2000.

    10.3 Warrant Agreement issued by the Company to Hillel Bronstein dated May 4, 2000.

    10.4 Forbearance Agreement between the Company, e-DOCS Health Care Information Services, Inc. and Stuart Szpicek dated May 4, 2000.

    10.5 Warrant Agreement issued by the Company to Stuart Szpicek dated May 4, 2000.

    10.6 Forbearance Agreement between the Company, e-DOCS Health Care Information Services, Inc., and Yaniv Dagan dated May 4, 2000.

    10.7     Warrant Agreement issued by the Company to Yaniv Dagan dated
             May 4, 2000.

   *27.1     Financial Data Schedule.
  _____________
  * Filed herewith.


(b)  REPORTS ON FORM 8-K.

     There were no reports on Form 8-K during the three months ended June 30.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on this 21st day of August, 2000.


                              APPLIED VOICE RECOGNITION, INC.


                              /s/ Jackson Nash
                              --------------------------------
                              Jackson Nash
                              Chief Financial Officer and Secretary
                              (on behalf of the registrant)