Form 10QSB
period 2000-09-30
APPLIED VOICE RECOGNITION INC /DE/
filed 2000-11-14
CIK 780882

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 0-23607


                        APPLIED VOICE RECOGNITION, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                   76-0513154
  (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)
              1770 ST. JAMES PLACE, SUITE 116, HOUSTON, TX  77056
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

 YES [X]  NO [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF October 31, 2000: 49,120,547

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):   YES [ ] NO [X]

                        APPLIED VOICE RECOGNITION, INC.
                                 DBA E-DOCS.NET

                               TABLE OF CONTENTS


                                                                          Page
                                                                          ----


PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Balance Sheets ..........................................  4

    Consolidated Statements of Operations ................................  5

    Consolidated Statements of Cash Flows.................................  6

    Notes to Unaudited Consolidated Financial Statements..................  7

Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations ............................................ 10

PART II OTHER INFORMATION

Item 1. Legal Proceedings................................................. 14

Item 2. Changes in Securities............................................. 14

Item 5. Other Information................................................. 14

Item 6. Exhibits and Reports on Form 8-K.................................. 15

Signatures................................................................ 16

                                    PART I.
                             FINANCIAL INFORMATION

  This report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements as to estimates, expectations, beliefs, plans, and objectives concerning the Company's future financial and operating performance, and as included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding the Company's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations. The forward looking statements are subject to assumptions and beliefs based on current information known to the Company and factors that are subject to uncertainties, risks and other influences, which are outside the Company's control, and could yield results differing materially from those anticipated. The ability to achieve the Company's expectations is contingent upon a number of factors, which include (i) availability of sufficient capital and capital market conditions, (ii) the Company's ability to produce and market its products in the healthcare transcription industry, (iii) effect of any current or future competitive products, (iv) the ability of the Company to successfully market its e-DOCS Physician Network ("EPN") and the adoption of electronic medical record technology by physicians; (v) ongoing cost of research and development activities, and (vi) the retention of key personnel. "e-DOCS.net(TM)" is our trademark.

ITEM 1.  FINANCIAL STATEMENTS

                APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                 DBA E-DOCS.NET
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                  September 30, 2000    December 31, 1999
                     ASSETS                                       ------------------    -----------------
Current Assets
 Cash and cash equivalents                                           $  1,323,583         $     53,529
 Accounts receivable, net of allowance of $71,600
      and $74,900, respectively                                           468,560              258,668
 Other receivable                                                               -              747,137
 Deposits and prepaid expenses                                             35,386                6,074
 Deferred expense                                                          14,625                    -
                                                                     ------------         ------------
  TOTAL CURRENT ASSETS                                                  1,842,154            1,065,408

PROPERTY AND EQUIPMENT, NET                                               600,965              858,492

OTHER ASSETS
Prepaid software rights                                                   360,900              970,900
EPN development costs                                                     399,580                    -
Other intangibles, net                                                    410,598              447,310
Goodwill, net                                                             479,741              504,899
                                                                     ------------         ------------
  TOTAL OTHER ASSETS                                                    1,650,819            1,923,109
                                                                     ------------         ------------
  TOTAL ASSETS                                                       $  4,093,938         $  3,847,009
                                                                     ============         ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Trade payables                                                      $    254,093         $    365,639
 Accrued expenses                                                         724,258            1,167,416
 Stock dividends payable                                                   12,875              246,774
 Current portion of preferred stock payables                              473,543              474,000
 Note payable to related party                                            250,000              250,000
 Convertible notes payable                                                480,000                    -
 Current portion of capital lease obligations                              82,564               64,354
 Current portion of long term debt                                         58,333               65,977
                                                                     ------------         ------------
   TOTAL CURRENT LIABILITIES                                            2,335,666            2,634,160

Preferred stock payables, net of current portion                          353,247              683,460
Capital lease liability, net of current portion                           217,355              279,670
Long-term debt, net of current portion                                     58,334              141,091
                                                                     ------------         ------------
   TOTAL LIABILITIES                                                    2,964,602            3,738,381
                                                                     ------------         ------------
STOCKHOLDERS' EQUITY
 Preferred stock, $.10 par value, 2,000,000
  shares authorized
   Series B, 0 and 1,680 shares issued
     and outstanding, respectively                                              -                  168
   Series 2, 2,978 and 500 shares issued
     and outstanding, respectively                                            297                   50
 Common stock, $.001 par value, 50,000,000 shares authorized,
  47,251,697 and 35,269,794 issued and outstanding, respectively           47,252               35,269
 Paid-in capital                                                       21,511,726           18,199,066
 Accumulated deficit                                                  (20,429,939)         (18,125,925)
                                                                     ------------         ------------
   TOTAL STOCKHOLDERS' EQUITY                                           1,129,336              108,628
                                                                     ------------         ------------
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                             $  4,093,938         $  3,847,009
                                                                     ============         ============
See Notes to Unaudited Consolidated Financial Statements.

                APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                 DBA E-DOCS.NET
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                              Three Months Ended September 30,    Nine Months Ended September 30,
                                              --------------------------------    -------------------------------
                                                     2000         1999                  2000           1999
                                                    ------       ------                ------         ------
Revenue:

 Medical Transcription                          $   644,892    $ 1,455,195          $ 1,866,283    $ 3,336,105
 Hardware, software and related                           -              -                    -        469,949
                                                -----------    -----------          -----------    -----------
   TOTAL REVENUE                                    644,892      1,455,195            1,866,283      3,806,054

Cost of Sales:

 Medical Transcription                              470,201      1,104,624            1,408,711      2,400,539
 Consulting, hardware, software and related               -              -                    -         52,567
                                                -----------    -----------          -----------    -----------
   GROSS MARGIN                                     174,691        350,571              457,572      1,352,948

Operating expenses:

 Marketing and sales                                 10,700        131,849               30,136        480,891
 General and administrative                         693,823      1,423,852            1,924,034      5,363,371
 Write-down of prepaid software rights              610,000              -              610,000              -
 Research and development                                 -        188,549               13,172        684,414
                                                -----------    -----------          -----------    -----------
   OPERATING LOSS                                (1,139,832)    (1,393,679)          (2,119,770)    (5,175,728)

Other income (expense):

 Other income (expense)                                   -        (40,450)                   -        (98,849)
 Interest income                                      4,964         13,229               20,412         34,063
 Interest expense                                   (60,789)      (304,081)            (191,781)      (593,937)
                                                -----------    -----------          -----------    -----------
   TOTAL OTHER INCOME (EXPENSE)                     (55,825)      (331,302)            (171,369)      (658,723)
                                                -----------    -----------          -----------    -----------

NET LOSS                                        $(1,195,657)   $(1,724,981)         $(2,291,139)   $(5,834,451)
                                                ===========    ===========          ===========    ===========

Basic and diluted loss per share                $     (0.03)   $     (0.12)         $      (.06)   $     (0.39)
                                                ===========    ===========          ===========    ===========

    See Notes to Unaudited Consolidated Financial Statements.

                APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                 DBA E-DOCS.NET
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                   2000           1999
                                                                -----------    -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(2,291,139)   $(5,834,451)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Accretion of preferred stock obligations and
     warrant amortization                                            92,873        472,593
    Depreciation and amortization                                   242,265        493,765
    Stock issued for compensation and services                      245,874         38,445
    Write-down of prepaid software rights                           610,000              -
   Changes in operating assets and liabilities:
    Accounts receivable                                            (209,892)      (819,061)
    Other receivable                                                747,137              -
    Accounts payable and accruals                                   (17,068)       207,154
    Other, net                                                      (43,937)       207,426
                                                                -----------    -----------
      Net cash used in operating activities                        (623,887)    (5,234,129)

  CASH FLOW FROM INVESTING ACTIVITIES:
    Cash paid for acquisitions                                            -       (736,857)
    Purchase of property and equipment                              (49,277)    (1,019,698)
    Capitalized development costs                                  (244,580)             -
                                                                -----------    -----------
      Net cash used in investing activities                        (293,857)    (1,756,555)

  CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock and warrants                -      4,670,000
    Proceeds from issuance of common stock                        1,000,000              -
    Proceeds from issuance of debt and warrants                     480,000      2,154,965
    Proceeds from the exercise of common stock options
     and warrants                                                   842,304         10,000
    Debt and capital lease repayments                              (134,506)      (780,161)
                                                                -----------    -----------
      Net cash provided by financing activities                   2,187,798      6,054,804

  NET INCREASE (DECREASE) IN CASH                                 1,270,054       (935,880)

  CASH AND CASH EQUIVALENTS:
    Beginning of period                                              53,529      1,377,913
                                                                -----------    -----------
    End of period                                               $ 1,323,583    $   442,033
                                                                ===========    ===========

                APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                 dba e-DOCS.net
                  Notes to Consolidated Financial Statements
                              September 30, 2000
                                  (unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Applied Voice Recognition, Inc., a Delaware corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (the "SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1999, as reported in the Form 10-KSB, have been omitted.

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

Since the Company's announcement of its restructuring on January 7, 2000, liquidity has significantly improved. Gross revenues averaging approximately $200,000 per month have been achieved, warrants and options were exercised resulting in net proceeds to the Company of approximately $840,000 and common stock and convertible notes payable were sold in Private Placements for net proceeds of approximately $1.5 million. Management believes current resources and additional financing commitments are adequate to fund the development costs of the e-DOCS Physician's Network (EPN) as well as the Company's working capital needs through January 2001.

It will be necessary for the Company to raise additional capital for the continued implementation and marketing of the EPN during 2001. There are no assurances that the necessary capital will be obtained.

Certain reclassifications have been made to prior year balances in order to be consistent with current year presentation.

2. E-DOCS PHYSICIAN NETWORK (EPN)

The e-DOCS Physician Network (EPN) is designed to provide a secure, browser-based document handling solution directed at the independent transcription company and the nation's 637,000 physicians. The EPN will provide an efficient Internet-based delivery system for medical transcription documents and an infrastructure for capturing, organizing, storing and

                APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                 dba e-DOCS.net
                  Notes to Consolidated Financial Statements
                                  (unaudited)

retrieving medical information. The services may include medical transcription and storage, training, legacy system integration, and the electronic storage and retrieval of the physician's hand written notes of a patient encounter. The EPN is designed to simplify how physicians interact with medical information, without attempting to change their current practice methodology. In addition, we believe the EPN will provide a streamlined, more efficient medical billing and accounts receivable management process for physicians.

Coding on the initial version of the EPN has been completed, testing is in process and the launch of the EPN is scheduled during the fourth quarter of 2000. The Company has completed several contracts with national service providers to the medical community including contracts with VERISIGN to provide internet trust services for secure e-commerce; PROFESSIONAL MEDICAL Insurance Services (PMIS), which would allow EPN members to receive discounts of up to 25% on their malpractice insurance; MEDCAREERS.COM, which features the largest online database of healthcare jobs on the Internet; FIRST BANK OF BEVERLY HILLS to provide an array of services to secure and protect EPN transactions; as well as MAPQUEST and ACCUWEATHER.

3. STOCKHOLDERS' EQUITY

On February 23, 2000, the Company issued 1,902 shares of Series 2 Preferred Stock as planned deferred purchase price payments for transcription company acquisitions. A total of 1,258 of these shares were subsequently converted into 82,822 shares of common stock.

On February 28, 2000, the Company issued 1,054,852 shares of common stock in lieu of cash salaries, expense reimbursements, and severance pay to an officer of the Company and to two former officers.

During the month of February 2000, the Series B Preferred Stockholders converted 760 shares of Series B Preferred Stock in exchange for 991,888 shares of the Company's Common Stock. In connection with these conversions, the Company issued 119,366 shares of accrued Common Stock dividends. Effective as of March 11, 2000, the remaining 920 shares of Series B Preferred Stock and related accrued dividends of $96,759 were automatically converted into 560,766 shares of Common Stock.

In March 2000, 500 shares of Series 2 Preferred Stock, previously issued as a planned deferred purchase price payment for the acquisition of Linda R. Willhite Transcription, were converted into 32,953 shares of common stock.

During March and April 2000, certain employees and several third party individuals exercised stock options and stock warrants to purchase common stock. As the result of this, the Company issued 685,378 shares of common stock.

In May 2000, the Company issued 163,583 shares of common stock as required by the Forebearance Agreement between the Company and the previous owners of Cornell Transcription, Inc.

In May 2000, the Company issued and held in escrow 2,333 shares of Series 2 Preferred Stock. The shares were part of the planned deferred payments for the acquisition of A Word Above, Inc.

In May 2000, the Company issued 572,132 shares of common stock to Lonestar Medical Transcription USA, Inc. in a cashless exercise of a warrant to purchase 800,000 shares of the Company's common stock.

                APPLIED VOICE RECOGNITION, INC. AND SUBSIDIARIES
                                 dba e-DOCS.net
                  Notes to Consolidated Financial Statements
                                  (unaudited)

In May 2000, the Company issued 58,000 shares of common stock as contingent purchase price for the acquisition of PRN Transcription, Inc.

In July 2000 the Company issued 500,000 shares of common stock as payment for software development efforts with a value of $ 125,000. Also in July and August 2000 the Company issued 356,500 shares of common stock to officers, employees and consultants in lieu of cash payments of $89,125. These shares were issued pursuant to the Company's 1997 Incentive Plan.

In August 2000, the Company issued 109,307 shares of common stock as payment for penalty interest of $114,663. The interest related to the inability of the Company to register shares issued in the acquisition of Cornell Transcription, Inc. prior to December 31, 2000.

In a Private Placement transaction in September 2000, the Company issued 6,666,666 shares of the Company's common stock for a total of $1,000,000. In addition, a warrant to purchase 1,000,000 shares at $.15 per share was issued to the placement agent as compensation for assistance in arranging the transaction.

In September 2000, the Company issued six convertible notes in the aggregate amount of $480,000. The Notes are convertible into a number of shares of common stock equal to the principal amount of the promissory notes, plus accrued and unpaid interest, divided by the lesser of $.15 or the lowest per share price that we have sold shares of common stock between September 1, 2000 and the conversion date.

We currently do not have sufficient authorized common stock for issuance upon conversion of the notes described above or certain other convertible securities; however upon adoption of an amendment to our certificate of incorporation to increase our authorized common stock, the convertible notes will automatically convert into the number of shares of common stock computed as per the agreements as described above. A proposal to increase our authorized capital stock to 85 million will be considered and voted on at our 2000 annual meeting of stockholders, which is anticipated to be held in December 2000.

4. COMMITMENTS AND CONTINGENCIES

A Registration Statement on Form SB-2 became effective on August 12, 2000, registering for resale 21,210,176 shares of the Company's common stock. This included the shares required to be registered pursuant to various agreements, including an extension agreement with Cornell Transcription, Inc.

5. PREPAID SOFTWARE RIGHTS

During 1999, the Company shifted its business focus away from voice recognition technology, discontinuing development of VoiceCommander99(TM). Effective December 20, 1999, in connection with the sale of certain transcription operations, the Company granted to Lonestar Medical Transcription USA, Inc. (`Lonestar') the non-exclusive rights to the VoiceCommander99(TM) code. In exchange for these rights, the Company received the rights to produce and resell 3,254 copies of Lonestar voice recognition software. During the third quarter of 2000, the Company contracted to market and sell the licenses and management estimates the re-sale value of the asset, less disposal costs, to be approximately $361,000. As a result, the Company recorded a writedown of $610,000.

6. EARNINGS PER SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

OVERVIEW

e-DOCS' revenue is derived from the out-sourced medical transcription of patient records for physicians, clinics and hospitals through our wholly owned subsidiary e-DOCS Health Care Information Services, Inc. Our customer base includes approximately 1,600 physicians in four states.

After ten months of use by physicians, we recognized that the voice recognition component of our previous product, VoiceCOMMANDER99(TM), was not generating the cost and labor savings previously believed possible. However, the market clearly indicated a preference for a browser-oriented tool for Internet- based transcription and medical records storage services. Utilizing the experience gained from our first Internet-based service, VoiceCOMMANDER99(TM), we have developed the next generation browser-based service, which we call the e-DOCS Physician Network.

While we continue to provide medical transcription services, we are developing the EPN, through our wholly-owned subsidiary, e-DOCS Physician Network, Inc., as a medically centric, business-to-business application service provider. The EPN is designed to provide a secure, browser-based document handling solution directed at the independent transcription company and the nation's 637,000 physicians, a majority of whom practice in groups of five or less. We have used our experience in previously acquiring eight independent transcription companies to provide a common technology platform to these independent, capital-deficient businesses.

We are attempting to design the EPN to become the standard technology platform for independent transcription, billing, and coding companies and the individual practicing physician. It is being developed in response to a need identified by our existing customer base for a simple, secure document handling solution to the daily needs of the medical services community.

The EPN is being designed to provide an efficient Internet-based delivery system for medical transcription documents and an infrastructure for capturing, organizing, storing and retrieving medical information. The services may include medical transcription and storage, training, legacy system integration, and the electronic storage and retrieval of the physician's hand-written notes of a patient encounter. The EPN is designed to simplify how physicians interact with medical information, without attempting to change their current practice methodology. In addition, we believe the EPN will provide a streamlined, more efficient medical billing and accounts receivable management process for physicians.

We intend to provide the services of the EPN on a monthly subscription basis. The transcription company can deliver its medically transcribed documents through the EPN browser, allowing physicians to review their transcription online and digitally sign the document. It will be available all of the time from any location upon authorization of the user.

The basic browser based service will be provided to the physician at no cost. The EPN will offer secure, long-term, Health Insurance Portability and Accountability Act (HIPAA) - compliant document storage for a monthly subscription fee. Other services anticipated to be provided include a basic online medical record, including the capture of the physician's handwritten patient notes without scanning. Our study of 42 practices throughout Texas and Colorado showed that only one in 14 physicians currently use an electronic medical record entry system. The remainder rely on handwritten patient notes. Our research indicates many physicians prefer a simple document solution that does not alter the way the physician practices medicine. We believe that use of the EPN will not disrupt the physicians' normal operating procedures. Additionally, cost reductions in medicine demand an approach based on use, rather than large, up-front investments.

We believe that the important competitive advantage of the EPN will be its presentation of information to the physician rather than requiring the physician to search the Internet to find information and services. A medical search engine button will always be available adjacent to the patient record, allowing the physician instant access to this resource at all times. In addition, we plan to provide medical billing and receivable financing through our strategic partners. We further intend to enter into strategic relationships with well-known providers of other services, such as banking, travel and professional liability insurance, and an upgraded path to a more sophisticated medical record, if desired by the physician. The EPN will also provide access to the sale and distribution of pharmaceuticals through our site.

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

The Company's Revenue is derived primarily from its wholly owned subsidiary e-Docs Health Care Information Services, Inc.

REVENUE

Our primary source of revenue was from the sale of transcription services. Net transcription service revenue decreased to $644,892 for the three months ended September 30, 2000 and $1,866,283 for the nine months ended September 30, 2000, a decrease of $810,303 and $1,469,822 respectively from the comparable periods in 1999. The decrease is primarily attributable to the sale of the net assets and contracts of certain of the Company's medical transcription services effective December 20, 1999. During the nine months ended September 30, 1999, we also generated $469,949 in revenue from the sale of bundled products comprised of software and hardware. There were no sales of bundled products in the three months ended September 30, 1999 or in the three and nine months ended September 30, 2000.

COST OF SALES

Cost of sales for medical transcription consists primarily of labor costs. Cost of sales for medical transcription decreased $634,423 and $991,828 for the three and nine-month periods ending September 30, 2000, respectively as compared to the same periods in 1999, as a result of the reduced transcription revenues. Related gross margin on medical transcription services for the three and nine months ending September 30, 2000 was $174,691 and $457,572, resulting in a gross margin on transcription services of 27% and 25%, compared to 24% and 28% for the comparative periods in 1999. The decreased gross margin for the nine months ending September 30, 2000 primarily reflects increases in labor costs beginning in the third quarter 1999 resulting from a shortage in skilled medical transcriptionists.

Cost of sales for bundled products for the nine months ended September 30, 1999 was $52,567 and related gross margin was $417,382.

MARKETING AND SALES EXPENSE

Marketing and sales expense consists primarily of marketing and sales salaries and commissions and advertising/promotional expenditures. Marketing and sales expense decreased to $10,700 and $30,136 for the three and nine months ended September 30, 2000, down approximately $120,000 and $450,000 for the comparative periods in 1999. The decrease is the direct result of our increased focus on the transcription business. The transcription industry does not require significant marketing efforts.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense is comprised primarily of compensation and related expenditures for administrative and executive personnel, professional fees associated with legal, consulting, and accounting services, and general corporate overhead. General and administrative expense decreased for the three and nine months ended September 30, 2000 to $693,823 and $1,924,034, a decrease of approximately $730,000 and $3,440,000 from the same periods in 1999. The decrease was primarily attributable to decreases in compensation, legal & accounting fees, travel and consulting in 2000 related to the decreased level of operations, and reflecting in 1999 a high level of acquisition related activities.

Compensation for the three and nine months ended September 30, 2000 decreased by approximately $670,000 and $1,500,000 from the same periods in 1999. The decrease reflected the headcount decreases for disposed operations, as well as a reduction in corporate office staff from 35 to eight.

Legal and accounting fees for the nine months ending September 30, 2000 decreased by approximately $500,000 as compared to the same period in 1999. The first six months of 1999 reflected significant professional fees as a result of ongoing acquisition activities. The company has curtailed its acquisition policy with an emphasis on internal growth of its transcription business and development of the EPN. Legal and accounting fees increased by approximately $50,000 during the three months ending September 30, 2000 as compared to the same period in 1999, reflecting costs associated with registering prior issuances of common stock, and legal costs, primarily for contracts, associated with the EPN.

Consulting fees for the three and nine months ended September 30, 2000 decreased by approximately $80,000 and $410,000 compared to the same periods in 1999. The Company utilized consultants heavily in the acquisition process during 1999, including the assimilation of acquired companies. The company has curtailed its acquisition policy with an emphasis on internal growth, its transcription business and development of the EPN.

Travel related costs decreased approximately $130,000 and $280,000 for the three and nine months ended September 30, 2000 to the comparative periods in 1999. Significant acquisition activities and a larger network of transcription companies in 1999 were the primary reasons for the decrease.

PREPAID SOFTWARE RIGHTS

During 1999, the Company shifted its business focus away from voice recognition technology, discontinuing development of VoiceCommander99(TM). Effective December 20, 1999, in connection with the sale of certain transcription operations, the Company granted to Lonestar Medical Transcription USA, Inc. ('Lonestar') the non-exclusive rights to the VoiceCommander99(TM) code. In exchange for these rights, the Company received the rights to produce and resell 3,254 copies of Lonestar voice recognition software. During the third quarter of 2000, the Company contracted to market and sell the licenses and management estimates the re-sale value of the asset, less disposal costs, to be approximately $361,000. As a result, the Company recorded a writedown of $610,000.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of personnel costs including salaries, benefits and consultant costs related to the research and preliminary development efforts on new software products. Research and development expense decreased to $0 and $13,172 for the three and nine months ended September 30, 2000, down approximately $190,000 and $670,000 from the comparative periods in 1999. The decrease in research and development costs is attributable to our change in business focus from software development to a transcription service provider. During 2000 the Company capitalized approximately $400,000 in development costs related to the e-DOCS Physicians Network (EPN). In 1999 no development costs were capitalized.

Through the period ended September 30, 2000, we have incurred operating losses, since our inception, of approximately $23.7 million. To date, our operations have not been profitable and there is no assurance that they will become profitable in the future. Significant acquisitions and dispositions in 1999 distort the comparability between periods and as to future operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000 the Company had cash and cash equivalents of $1,323,583 and a working capital deficiency of approximately $494,000. This compares to cash and cash equivalents of $53,529 and a working capital deficiency of approximately $1,569,000 at December 31, 1999. The increase in working capital of approximately $1,075,000 is attributable to: cash received from exercise of stock options and warrants of approximately $840,000; common stock sold in Private Placements for $1,000,000; common stock issued for software development costs, compensation and services of $215,000, and approximately $370,000 from issuance of common stock reflected as a liability in the December 31, 1999 financial statements. These increases to working capital were offset by current year operating losses.

We believe our cash position, less known commitments and contingencies, plus cash generated from operations should be adequate to fund our on-going operations and fund the development of the EPN through January 31, 2001. We will still require substantial additional capital during fiscal 2001 to implement and market the EPN.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. We believe that our revenue recognition policy is in compliance with SAB 101 and do not believe that adoption of this Staff Accounting Bulletin has had a material impact on our financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting of Derivative Financial Instruments and for Hedging Activities," which will be effective for fiscal year 2001. This statement was amended by SFAS No. 138 in June 2000 to further clarify SFAS No. 133. These statements establish accounting and reporting standards requiring that every derivative instrument, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. These statements also require that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS 133 and SFAS 138 are not anticipated to have a significant impact on our financial position or results of operations when adopted, since we currently do not engage in hedging activities.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material legal proceedings to which e-DOCS is a party or of which any of its property is the subject other than ordinary, routine claims incidental to e-DOCS' business.


ITEM 2.  CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

The following sales of unregistered securities occurred during the nine months ended September 30, 2000, and through November 14, 2000 (the date of this filing), in private transactions, which e-DOCS relied on the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), unless otherwise indicated:

During September 2000, we completed several private placements with accredited investors. We relied upon the exemptions from registration under Section 4(2) and Rule 506 of the Securities Act. We received net proceeds from these private placements of approximately $1.5 million. In connection with these private placements we also entered into registration rights agreements with the investors. These transactions are discussed below.

On September 1, 2000, we issued six convertible promissory notes in the aggregate principal amount of $480,000. One promissory note, in the principal amount of $100,000, was issued to Daniel Dornier, a member of our board of directors. The promissory notes will be automatically converted into at least 3,200,000 shares of common stock when our certificate of incorporation is amended to increase the authorized capital to permit the issuance of common stock upon the conversion of the promissory notes.

Additionally, in September 2000, we issued 6,666,666 shares of our common stock at a price of $0.15 per share, and issued a warrant to the placement agent to acquire 1,000,000 shares of our common stock at an exercise price of $0.15 per share.


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

As consideration for the forbearance, the Company granted Mr. Bronstein warrants to purchase 118,750 shares of common stock, granted Mr. Szpicek warrants to purchase 118,750 shares of common stock, and granted Mr. Dagan warrants to purchase 12,500 shares of common stock, for which the Company estimated and recorded $70,000 as additional cost. The Company also paid in stock interest to each of Mr. Bronstein, Mr. Szpicek and Mr. Dagan at a rate of 1% per month on the cash value of the shares of common stock held by, and owed to under the Forbearance Agreements, Mr. Bronstein, Mr. Szpicek and Mr. Dagan through the expiration of the forbearance period. In addition, the Company paid the legal fees of Mr. Bronstein and Mr. Szpicek totaling $40,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS.

 EXHIBIT  DESCRIPTION OF EXHIBIT
 -------  ----------------------

  10.1 Form of Lock-up Agreements (Exhibit 4.13 to the Company's registration statement number 333-48948 on Form SB-2 as filed with the Commission on October 30, 2000, is incorporated herein by reference).

  10.2 Form of Option and Warrant Forfeiture Agreement (Exhibit 4.14 to the Company's registration statement number 333-48948 on Form SB-2 as filed with the Commission on October 30, 2000, is incorporated herein by reference).

  10.3 Form of Warrant to Purchase Common Stock of Applied Voice Recognition, Inc. d/b/a e-DOCS.net (Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the Commission on October 5, 2000, is incorporated herein by reference).

  10.4 Form of Convertible Promissory Note (Exhibit 4.2 to the Company's Current Report on Form 8-K as filed with the Commission on October 5, 2000, is incorporated herein by reference).

  10.5 Form of Registration Rights Agreement--Placement Agent (Exhibit 4.3 to the Company's Current Report on Form 8-K as filed with the Commission on October 5, 2000, is incorporated herein by reference).

  10.6 Form of Registration Rights Agreement--(Common Stock) (Exhibit 4.4 to the Company's Current Report on Form 8-K as filed with the Commission on October 5, 2000, is incorporated herein by reference).

  10.7 Form of Registration Rights Agreement--(Convertible Promissory Note) (Exhibit 4.5 to the Company's Current Report on Form 8-K as filed with the Commission on October 5, 2000, is incorporated herein by reference).

  10.8 Form of Subscription Agreement (Exhibit 4.20 to the Company's registration statement number 333-48948 on Form SB-2 as filed with the Commission on October 30, 2000, is incorporated herein by reference).

  10.9  Non-qualified Stock Option Agreement between the Company and J. William
        Boyar dated as of October   , 2000 (Exhibit 10.41 to the Company's
        registration statement number 333-48948 on Form SB-2 as filed with the Commission on October 30, 2000, is incorporated herein by reference).

  10.10 Qualified Stock Option Agreement between the Company and James Springfield dated as of October , 2000 (Exhibit 10.42 to the Company's registration statement number 333-48948 on Form SB-2 as filed with the Commission on October 30, 2000, is incorporated herein by reference).

  10.11 Agreement between the Company and Wilson, Lombard, & Partner, Inc. dated as of October , 2000 (Exhibit 10.43 to the Company's registration statement number 333-48948 on Form SB-2 as filed with the Commission on October 30, 2000 is incorporated herein by reference).

  10.12 Agreement between the Company and FinMap Corporation dated as of October , 2000 (Exhibit 10.44 to the Company's registration statement number
        333-48948 on Form SB-2 as filed with the Commission on October 30, 2000, is incorporated herein by reference).

  10.13 Employment Agreement between the Company and James Springfield dated as of August 29, 2000 (Exhibit 10.45 to the Company's registration statement number 333-48948 on Form SB-2 as filed with the Commission on October 30, 2000, is incorporated herein by reference).

 *27.1  Financial Data Schedule.
 _____________

 * Filed herewith.


(b)  REPORTS ON FORM 8-K.

  There were no reports on Form 8-K filed during the three months ended September 30, 2000. A report on Form 8-K was filed on October 5, 2000 to report the following Item 5. events: private placements of common stock aggregating 6,666,666 shares for $1,000,000; issuance of convertible promissory notes with an aggregate principal amount of $480,000; issuance of a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.15; and changes in management.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on this 14th day of November 2000.


                 APPLIED VOICE RECOGNITION, INC.


                 /s/ Jackson Nash
                 ----------------

                 Jackson Nash
                 Chief Financial Officer and Secretary
                 (on behalf of the registrant)